Form 10-Q
period 2003-09-30
DIGITALNET HOLDINGS INC
filed 2003-11-21
CIK 1160241

Use these links to rapidly review the document
DIGITALNET HOLDINGS, INC. TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From To

Commission File Number: 000-50420

DIGITALNET HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2339233 (I.R.S. Employer Identification No.)

2525 Network Place, Herndon, VA 20171
(Address of principal executive offices)

(703) 563-7500
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes ☐    No ☒

        As of October 31, 2003, there were 16,290,158 shares outstanding of the registrant's common stock, par value $0.001 per share.

DIGITALNET HOLDINGS, INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of December 31, 2002 and September 30, 2003 (Unaudited)
Consolidated Statements of Operations (Unaudited) for the Three months Ended September 30, 2002 and 2003 and the Nine Months Ended September 30, 2002 and 2003
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2002 and 2003
Notes to Consolidated Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

DIGITALNET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2002	September 30, 2003
		(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$3,894	$16,928
Accounts receivable (net of allowance for doubtful accounts of $3,454 and $2,483 at December 31, 2002 and September 30, 2003, respectively)	64,023	53,354
Inventory, net	7,803	12,439
Prepaid expenses and other current assets	3,589	5,501

Total current assets	79,309	88,222

Other assets	5,939	6,099
Property and equipment, net	13,222	12,252
Intangible assets, net	188,311	179,023

Total assets	$286,781	$285,596

LIABILITIES, REDEEMABLE CONVERTIBLE SECURITIES AND SHAREHOLDERS EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$4,859	$9,444
Accrued expenses	49,941	38,096
Deferred revenues	3,441	8,125
Current portion of long-term debt	48,549	—

Total current liabilities	106,790	55,665

Long term debt, net of current portion	78,453	125,000
Other liabilities	5,051	6,758
Class A redeemable convertible preferred stock, $0.01 par value; 96,790 shares authorized; 61,376 shares issued and outstanding as of December 31, 2002 and September 30, 2003	61,739	64,552
Class B redeemable convertible preferred stock, convertible preferred stock, $0.01 par value; 33,500 shares authorized; 33,500 shares issued and outstanding as of December 31, 2002 and September 30, 2003	33,698	35,233
Commitments and contingencies
Shareholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,733,026 shares issued and outstanding as of December 31, 2002 and September 30, 2003	7	7
Additional paid-in capital	4,636	1,776
Warrants	379	379
Deferred compensation	(175)	(973)
Notes receivable from management	(1,027)	(848)
Accumulated deficit	(2,770)	(1,953)

Total shareholders' equity (deficit)	1,050	(1,612)

Total liabilities, redeemable convertible securities and shareholders' equity (deficit)	$286,781	$285,596

See Accompanying Notes

DIGITALNET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues	$—	$86,082	$—	$246,394
Costs of revenues	—	68,214	—	195,034

Gross profit	—	17,868	—	51,360

Operating Expenses
Selling, general and administrative (including stock-based compensation of $205 and $690 for the three months and nine months ended September 30, 2003, respectively)	732	8,493	1,480	25,864
Acquisition and related expenses	—	—	475	—
Amortization of intangibles	—	2,649	—	7,947

Total operating expenses	732	11,142	1,955	33,811

Income (loss) from operations	(732)	6,726	(1,955)	17,549
Other income and (expense)
Interest income	6	25	13	105
Interest expense	—	(7,626)	—	(15,767)
Other expense, net	—	(7)	—	(40)

Total other income and (expense)	6	(7,608)	13	(15,702)

Income (loss) before provision for income taxes	(726)	(882)	(1,942)	1,847
Provision (benefit) for income taxes	—	(244)	—	1,030

Net income (loss)	$(726)	$(638)	$(1,942)	$817

Dividends on preferred stock	—	(1,487)	—	(4,348)

Net loss attributable to common stockholders	$(726)	$(2,125)	$(1,942)	$(3,531)

Net loss per common share:
Basic and diluted net loss attributable to common stockholders per common share	$(0.31)	$(0.38)	$(0.95)	$(0.63)

Basic and diluted weighted average common shares outstanding	2,349,679	5,661,372	2,052,509	5,582,116

Pro Forma earnings (loss) per common share:
Pro Forma basic earnings (loss) per common share	$(0.31)	$(0.07)	$(0.95)	$0.09

Pro Forma basic weighted average common shares outstanding	2,349,679	9,458,517	2,052,509	9,379,261

Pro Forma diluted earnings (loss) per common share	$(0.31)	$(0.07)	$(0.95)	$0.08

Pro Forma diluted weighted average common shares outstanding	2,349,679	9,458,517	2,052,509	10,421,557

See Accompanying Notes

DIGITALNET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(1,942)	$817
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6	5,939
Loss on disposal of assets	—	45
Amortization of intangible assets	—	7,947
Amortization and write-off of deferred financing costs	—	6,192
Amortization and write-off of discounts on debt	—	898
Amortization of deferred compensation	—	690
Deferred income taxes	—	1,030
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	—	11,351
Inventory	—	(4,636)
Prepaid expenses and other assets	20	(3,307)
Accounts payable and accrued expenses	798	2,789
Deferred revenues	—	5,709
Other liabilities	—	422

Net cash provided by (used in) operating activities	(1,118)	35,886

Cash flows from investing activities:
Purchase of property and equipment	—	(5,024)
Proceeds from sale of equipment	—	10
Purchase of DigitalNet Government Solutions, LLC., net of cash acquired	—	(11,778)
Net cash collected on behalf of and due to Getronics parent	—	1,981

Net cash used in investing activities	—	(14,811)

Cash flows from financing activities:
Proceeds from issuance of 9% senior notes due 2010	—	125,000
Debt issuance costs	—	(5,320)
Payments under revolving credit facility	—	(3,900)
Payments on term loan	—	(80,000)
Payments on subordinated bridge note	—	(44,000)
Proceeds from issuance of common stock, net of offerings costs	624	—
Payments on management notes receivable	70	179

Net cash provided by (used in) financing activities	694	(8,041)

Net increase (decrease) in cash and cash equivalents	(424)	13,034
Cash and cash equivalents (beginning of period)	463	3,894

Cash and cash equivalents (end of period)	$39	$16,928

Supplemental Disclosure (Cash Flow Information)
Cash paid for interest	$—	$6,617

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

        DigitalNet Holdings, Inc. (DigitalNet or the Company) was incorporated in September 2001, under the laws of the state of Delaware. On November 26, 2002, the Company completed its acquisition of Getronics Government Solutions, L.L.C. (now DigitalNet Government Solutions, LLC or DGS). DGS's results of operations have been included in the Company's consolidated statements of operations from the date of acquisition. Prior to this acquisition, the Company was involved primarily in developing its business plan, recruiting personnel, raising capital, and identifying and evaluating operating assets for acquisition.

        DigitalNet, through its ownership of DGS, is a provider of managed network services, information security solutions, and application development and integration services to U.S. defense, intelligence and civilian federal government agencies. The Company's comprehensive information technology services and solutions allow federal government clients to outsource the design, implementation, integration, management and security of their computer networks and systems.

        The Company's operations are subject to certain risks and uncertainties including, among others, the susceptibility of the Company's services to rapid technological change, dependence on contracts with federal government agencies, dependence on significant customers, dependence on revenues derived from contracts awarded through competitive bidding, existence of contracts with fixed pricing, dependence on subcontractors to fulfill contractual obligations, current and potential competitors with greater resources, dependence on key management personnel, ability to recruit and retain employees, dependence on intellectual property, lack of operating history, and uncertainty of future profitability and possible fluctuations in financial results.

        The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company's final initial public offering (IPO) prospectus filed with the SEC on October 10, 2003 (File No. 333-107764), which includes consolidated financial statements and the notes thereto for the year ended December 31, 2002.

        In March 2003, the Company effected a one-for-eight reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

2. Initial Public Offering

        In October 2003, the Company completed its initial public offering (IPO) of common stock issuing 5,750,000 shares of common stock at $17.00 per share, which generated estimated proceeds, net of estimated offering costs, of approximately $89.1 million. The net proceeds of the IPO, together with the proceeds of $848,000 from the repayment of certain management notes, were used to redeem $43.8 million in aggregate principal amount of outstanding 9% senior notes due 2010 for approximately $47.7 million, or 109% of the aggregate principal amount of the notes being redeemed, and

$27.0 million was used to purchase all of the outstanding Class B Preferred Stock. In connection with the redemption of the 9% senior notes due 2010, the Company will recognize a charge of approximately $3.9 million in the fourth quarter of 2003, attributable to the premium paid to redeem the 9% senior notes due 2010 and a charge of approximately $1.9 million related to the write-off of deferred financing costs related to the notes redeemed. The Company will also recognize a benefit to income attributable to common stockholders in the fourth quarter of 2003 of approximately $7.7 million related to the excess of the carrying amount of the Class B Preferred Stock over the purchase price paid for the Class B Preferred Stock.

        At the completion of the IPO, the Class A Preferred Stock, including accrued dividends, converted into 3,807,132 shares of common stock. Upon conversion in the fourth quarter of 2003, the Company will recognize a beneficial conversion feature related to the Class A Preferred Stock and record a dividend of approximately $11.2 million. In the fourth quarter of 2003, the Company will also recognize approximately $10.6 million of stock-based compensation in connection with the IPO.

3. Significant Customers

        The Company had no revenues prior to its acquisition of DGS. Revenues generated from contracts with the federal government or prime contractors doing business with the federal government have accounted for substantially all of the Company's revenues. Revenues from contracts representing greater than 10% of total revenues were as follows (dollars in thousands):

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Revenue	Percent	Revenue	Percent
	(unaudited)		(unaudited)
National Aeronautics and Space Administration (NASA) Consolidated Space Operations Contract (CSOC)	$11,444	13%	$33,357	14%

4. Accounts Receivable

        Accounts receivable consists of the following (dollars in thousands):

	December 31, 2002	September 30, 2003
		(unaudited)
Billed and currently billable accounts receivable	$57,750	$53,735
Unbilled accounts receivable	9,727	2,102
Allowance for doubtful accounts	(3,454)	(2,483)

Account receivable, net	$64,023	$53,354

        The amounts included in currently billable accounts receivable represent amounts that were billed in the subsequent reporting period. They are billings for services rendered prior to period-end that were billed once necessary billing data had been collected and an invoice produced. Unbilled accounts receivable represent amounts that are not yet billable based upon contract terms. At December 31, 2002, the unbilled accounts receivable related primarily to accounts due under contracts that had not yet received formal government funding at year-end due to delayed appropriations bills. The Company is precluded from billing for its services until the government has formally funded the contract. Substantially all of the unbilled accounts receivable are expected to be billed and collected within 90 days of the balance sheet date.

5. Acquisitions

        On November 26, 2002, the Company acquired all of the membership interests of DGS from Getronics Wang Co. LLC (Getronics Parent) in a transaction accounted for using the purchase method of accounting. DGS' results of operations have been included in the Company's consolidated statements of operations from the date of its acquisition. At closing, consideration for the acquisition consisted of 33,500 shares of Class B Preferred Stock and $183.4 million in cash. This consideration was subject to adjustment based upon a final determination of the amount of net working capital, depreciable assets and accrued contract losses, as defined, as of the date of acquisition. During 2003, the Company paid approximately $8.3 million in cash as additional consideration as a result of these adjustments. Accordingly, the Company has included this amount in the determination of the aggregate purchase price for the acquisition.

        The aggregate consideration was determined as follows (dollars in thousands) (unaudited):

Fair value of Class B preferred stock	$33,500
Cash paid to seller	191,702
Transaction costs and other	11,389

$236,591

        Based upon its preliminary assessment, the Company has allocated the purchase price based upon the estimated fair values of the assets acquired and the liabilities assumed. During the nine months ended September 30, 2003, the Company revised certain of its estimates related primarily to certain accounts receivable contingently due to the Company, the NASA CSOC contract obligation and the lease costs and severance related to abandoned DGS facilities and terminated DGS employees. The purchase price allocation has been adjusted as of September 30, 2003 to reflect the revisions to these estimates. The Company plans to complete its assessment of the assets and liabilities acquired during November 2003 and will reflect any adjustments to the purchase price allocation in its financial statements as of December 31, 2003. Items subject to adjustment include deferred income taxes and certain lease obligations and other liabilities.

        The purchase consideration has been allocated on a preliminary basis as follows (dollars in thousands) (unaudited):

Cash	$5,873
Accounts receivable	63,259
Other assets	8,315
Property and equipment	13,849
Non-compete agreements	41
Software	527
Customer relationships	33,547
Goodwill	153,654
Net deferred income taxes	1,165
Liabilities	(43,639)

$236,591

        The goodwill recorded is expected to be fully deductible for income tax purposes. The change in the carrying value of goodwill for the nine months ended September 30, 2003 is as follows (dollars in thousands):

Balance at December 31, 2002	$154,996
Purchase accounting adjustments:
Accounts receivable (unaudited)	(1,599)
Liabilities and other (unaudited)	257

Balance at September 30, 2003 (unaudited)	$153,654

        In connection with the DGS acquisition in November 2002, the Company recognized approximately $8.9 million in liabilities as the cost of abandoning certain leased DGS facilities and terminating certain DGS employees. The accrual consisted primarily of lease costs and severance and other employee termination costs related to the termination of approximately 70 employees in connection with the expiration of the INS contract and the consolidation of certain other operations. During the nine months ended September 30, 2003, the Company increased its estimate of the lease costs related to the abandoned DGS facilities and increased its estimate of the severance costs by approximately $1.2 million and $262,000, respectively, resulting in total liabilities recognized of approximately $10.3 million. For the nine months ended September 30, 2003, the Company charged approximately $2.0 million against the accrual for amounts paid.

        The DGS pre-acquisition November 25, 2002 balance sheet included $14.6 million of accounts receivable that are collected by the Company but remitted to Getronics Parent. Because the Company is only collecting these accounts receivable on behalf of Getronics Parent, they were not included as acquired assets in the DGS purchase price allocation and accordingly do not appear on the December 31, 2002 balance sheet. In addition, the Company did not record a liability related to these amounts in the DGS purchase price allocation as the Company does not have an obligation to pay the Getronics Parent in the event that the accounts receivable are not collected. During the nine months ended September 30, 2003 the Company collected approximately $14.6 million of such accounts receivable. As of September 30, 2003, the Company had not yet remitted approximately $2.0 million of the collections to Getronics Parent, which has been included in accounts payable in the accompanying consolidated balance sheet as of September 30, 2003.

6. Accrued Expenses

        Accrued expenses consists of the following (dollars in thousands):

	December 31, 2002	September 30, 2003
		(unaudited)
Accrued compensation and benefits	$11,651	$13,502
Accrued acquisition and related costs	6,702	3,469
Accrued DGS purchase consideration	8,215	—
Accrued contract costs	9,388	6,805
Accrued NASA CSOC contract obligation	5,276	2,616
Other	8,709	11,704

Total accrued expenses	$49,941	$38,096

7. Debt

        Debt consists of the following (dollars in thousands):

	December 31, 2002	September 30, 2003
		(unaudited)
Senior Secured Credit Facility:
Revolving Credit Facility	$3,900	$—
Term Loan	80,000	—
Discount on Term Loan	(561)	—
Subordinated Bridge Note	44,000	—
Discount on Subordinated Bridge Note	(337)	—
9% Senior Notes due 2010	—	125,000

Total	$127,002	$125,000
Less: Current portion	48,549	—

Long-term portion	$78,453	$125,000

        On July 3, 2003, DigitalNet, Inc., a wholly owned subsidiary of the Company, issued $125.0 million in aggregate principal amount of 9% senior notes due 2010 (the Notes). The net proceeds were applied to repay the indebtedness under the subordinated bridge note and the term loan. Concurrent with the completion of the sale of the Notes, the Company obtained its current revolving credit facility (the 2003 Credit Facility) which provides up to $50.0 million in borrowings. There were no borrowings outstanding as of September 30, 2003 under the 2003 Credit Facility. The Company was in compliance with the financial covenants of the 2003 Credit Facility as of September 30, 2003. In connection with the termination of the previous credit facility and the repayment of the outstanding indebtedness under the subordinated bridge note and the term loan, the Company wrote-off approximately $4.5 million in previously deferred financing costs. Such write-off has been included in interest expense in the accompanying statements of operations for the three and nine months ended September 30, 2003.

8. Earnings Per Share

        Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are antidilutive. For purposes of computing basic earnings per common share, 701,848 and 1,044,686 shares of unvested common stock outstanding at September 30, 2002 and September 30, 2003, respectively, purchased by executives and employees of the Company are not treated as outstanding until they vest. The effect of Class A Preferred Stock and Class B Preferred Stock converting into shares of common stock was not included in the computation of diluted loss per common share as the effect would be anti-dilutive. In addition, options and warrants to purchase 293,893 shares of common stock that were outstanding as of September 30, 2003, were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. The treasury stock effect of 701,848 and 1,044,686 shares of unvested common stock held by executives and employees as of September 30, 2002 and September 30, 2003, respectively, has also not been included in the computation of diluted loss per common share as their effect would be anti-dilutive.

        At completion of the IPO, the Class A Preferred Stock, including accrued dividends, converted into 3,807,132 shares of common stock and a portion of the net proceeds from the IPO were used to purchase all of the outstanding shares of Class B Preferred Stock. In addition the 1,044,686 shares of unvested common stock outstanding at September 30, 2003, become fully vested upon completion of the IPO.

        The following details the computation of the net loss per common share (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(726)	$(638)	$(1,942)	$817
Dividends on preferred stock	—	(1,487)	—	(4,348)

Net loss attributable to common stockholders	$(726)	$(2,125)	$(1,942)	$(3,531)

Weighted average common share calculation:
Basic weighted average common shares outstanding	2,349,679	5,661,372	2,052,509	5,582,116
Conversion of Class A Preferred Stock	—	—	—	—
Conversion of Class B Preferred Stock	—	—	—	—
Treasury stock effect of shares of unvested common stock	—	—	—	—
Treasury stock effect of options and warrants	—	—	—	—

Diluted weighted average common shares outstanding	2,349,679	5,661,372	2,052,509	5,582,116
Net loss per common share:
Basic loss per common share	$(0.31)	$(0.38)	$(0.95)	$(0.63)
Diluted loss per common share	(0.31)	(0.38)	(0.95)	(0.63)

        The pro forma earnings (loss) per common share is computed using the pro forma net income (loss) attributable to common stockholders and the pro forma weighted average common shares outstanding during the period. The pro forma net income (loss) attributable to common stockholders assumes the conversion of the Class A Preferred Stock into common stock and the purchase of the Class B Preferred Stock as if each had occurred at the beginning of each period presented. The pro forma weighted average common shares outstanding assumes the conversion of the Class A Preferred Stock into common stock at the IPO price of $17.00 per share as of the date of issuance for such preferred stock. The following details the computation of the pro forma earnings (loss) per common share (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(726)	$(638)	$(1,942)	$817
Dividends on preferred stock	—	—	—	—

Pro forma net income (loss) attributable to common stock holders	$(726)	$(638)	$(1,942)	$817

Weighted average common share calculation:
Basic weighted average common shares outstanding	2,349,679	5,661,372	2,052,509	5,582,116
Conversion of Class A Preferred Stock	—	3,797,145	—	3,797,145

Pro forma basic weighted average common shares outstanding	2,349,679	9,458,517	2,052,509	9,379,261

Treasury stock effect of shares of unvested common stock	—	—	—	947,506
Treasury stock effect of options and warrants	—	—	—	101,997

Pro forma diluted weighted average common shares outstanding	2,349,679	9,458,517	2,052,509	10,428,764

Pro forma earnings (loss) per common share:
Pro forma basic earnings (loss) per common share	$(0.31)	$(0.07)	$(0.95)	$0.09
Pro forma diluted earnings (loss) per common share	(0.31)	(0.07)	(0.95)	0.08

9. Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which prescribes certain disclosures and provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25 to the fair value method of accounting of SFAS No. 123, "Accounting for Stock-Based Compensation," if a company so elects. In 2003, the Company adopted SFAS No. 148. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

        The Company continues to account for its stock-based compensation in accordance with APB No. 25 and its related interpretations. In August 2003, the Company issued 199,025 options to purchase common stock to certain employees under the Company's Amended and Restated 2003 Stock Incentive Plan. Stock-based compensation cost related to stock option grants has been reflected in net income (loss) for the three and nine months ended September 30, 2003, as certain options granted had an exercise price less than the market value of the underlying common stock on the date of grant. The Company recorded approximately $794,000 of deferred compensation relating to the issuance of these options. The deferred compensation is being amortized over the four-year vesting period of the options. For the three and nine months ended September 30, 2003, the Company recorded compensation expense of approximately $54,000 related to these options. The remaining stock-based compensation expense recorded in the three and nine months ended September 30, 2003 related to shares of restricted stock held by certain employees.

        The following table illustrates the effect on the net loss and the net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(unaudited)	(unaudited)
Net loss attributable to common stockholders, as reported	$(2,125)	$(3,531)
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income	205	690
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	$(263)	$(748)

Pro forma net loss attributable to common stockholders	$(2,183)	$(3,589)

Earnings per share:
Basic and diluted net loss attributable to common stockholders per common share-as reported	$(0.38)	$(0.63)
Basic and diluted net loss attributable to common stockholders per common share-pro forma	$(0.39)	$(0.64)

        In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 3%; no dividends; expected life of the options of four years; and volatility of approximately 50%.

10. Commitments and Contingencies

  Audit Review

        Substantially all payments to DGS and the Company on government cost reimbursable contracts are provisional payments that are subject to adjustment upon audit by certain government audit agencies. DGS's incurred cost submissions have been completed through December 31, 2002 and have been audited through December 31, 2001. There are no outstanding incurred cost submissions or audits for any of DGS's previously acquired entities. The 2002 incurred cost audit for DGS is not expected to result in a material adverse effect on the Company's financial position or results of operations.

  Litigation and Claims

        The Company is periodically involved in disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

11. Related Party Transactions

        At December 31, 2002 and September 30, 2003, the Company held notes receivable totaling approximately $1.0 million and $848,000, respectively, from certain executives and employees. These notes bear interest at 5 percent per annum. The notes were due and paid upon completion of the IPO in October 2003.

        During 2001, the Company entered into a management services agreement with GTCR for $200,000 per year. In March 2002, this amount increased to $300,000 per year. The Company incurred approximately $225,000 related to this agreement for nine months ended September 30, 2003 and as of September 30, 2003, $575,000 was accrued but unpaid related to this agreement. This agreement terminated upon completion of the IPO in October 2003.

        In connection with the acquisition of DGS, the Company entered into certain transitional services agreements with Getronics Parent. Pursuant to these agreements, the Company agreed to provide maintenance services and office space to Getronics Parent. In addition Getronics Parent among other services, agreed to provide the Company with information technology and systems support. These agreements terminate at various dates from March 2003 to November 2004. For the nine months ended September 30, 2003, the Company paid approximately $3.5 million to Getronics Parent for services rendered under these agreements.

        From March 2003 through September 2003, the Company issued three purchase orders totaling approximately $310,000, on a subcontract basis, to a company owned by the son of the Company's Chairman and Chief Executive Officer. As of September 30, 2003, the Company has paid approximately $138,000 to the company pursuant to these purchase orders, and management anticipates that any remaining work under these orders will be invoiced and paid in the fourth quarter of 2003. Through these purchase orders, the company acted as a subcontractor to the Company under two civilian agency contracts, providing professional systems engineering and economic analysis services. These purchase orders were issued in the ordinary course of business and, based on the Company's historic practices with respect to retaining subcontractors to provide services of a similar nature, management believes these services were provided on terms no less favorable than the Company would anticipate receiving from unrelated parties.

12. Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and adoption of this standard did not have a material impact on the Company's results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Among other things, SFAS No. 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 4, and 64, Extinguishment of Debt Made to Satisfy Sinking Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. Adoption of SFAS No. 145 required that the losses incurred by the Company as a result of the early retirement of debt in 2003 be reflected as a component of other income and expense and not treated as an extraordinary item.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs of Exit or Disposal Activities. SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. The Company adopted SFAS

No. 146 on January 1, 2003 and such adoption did not have a material impact on our results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. The provisions of this statement require that any financial instruments that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. This statement was effective immediately for instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the three months ended September 30, 2003, and such adoption did not have a material impact on the Company's results of operation or financial position.

        In December 2002, the Emerging Issues Task Force, or EITF, issued EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires that revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that implementation of EITF 00-21 will have a material impact on the Company's results of operations or financial position.

13. Guarantor Financial Statements

        The Notes issued by DigitalNet, Inc. are guaranteed on a full, unconditional, joint and several basis by DigitalNet Holdings, Inc. and DigitalNet, Inc.'s wholly-owned domestic subsidiaries, including DigitalNet Government Solutions, LLC.

        The following condensed consolidating financial information includes:

  (1)
  Condensed consolidating balance sheets as of December 31, 2002 and September 30, 2003, condensed consolidating statements of operations for the three and nine months ended September 30, 2003, and condensed consolidating statements of cash flows for the nine months ended September 30, 2003 of: (a) DigitalNet Holdings, Inc., the parent company, (b) DigitalNet, Inc., which is the subsidiary issuer, (c) the guarantor subsidiaries, and (d) the Company on a consolidated basis.

  (2)
  Elimination entries necessary to consolidate DigitalNet Holdings, Inc., the parent company, with DigitalNet, Inc. and its guarantor subsidiaries.

        The condensed consolidating financial statements do not present the financial statements of the Company's non-guarantor subsidiaries, HFS GmbH and Getronics Government Solutions Puerto Rico, Inc., because these subsidiaries had no material operations, assets, or liabilities for the periods presented. Getronics Government Solutions Puerto Rico, Inc. was dissolved in the first quarter of 2003.

        Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

	As of December 31, 2002					As of September 30, 2003 (unaudited)
Balance Sheets	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated
	(dollars in thousands)					(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$490	$3,404	$—	$3,894	$—	$16,855	$73	$—	$16,928
Accounts receivable, net	—	—	64,023	—	64,023	—	—	53,354	—	53,354
Intercompany receivables	99,246	68,651	—	(167,897)	—	100,902	24,447	—	(125,349)	—
Inventory, net	—	—	7,803	—	7,803	—	—	12,439	—	12,439
Prepaids expenses and other current assets	—	1,404	2,185	—	3,589	—	2,684	2,817	—	5,501

Total current assets	99,246	70,545	77,415	(167,897)	79,309	100,902	43,986	68,683	(125,349)	88,222

Other assets	—	5,939	—	—	5,939	—	6,099	—	—	6,099
Property and equipment, net	—	13	13,209	—	13,222	—	8	12,244	—	12,252
Investment in consolidated subsidiaries	—	49,254	—	(49,254)	—	—	76,109	—	(76,109)	—
Intangibles assets, net	—	—	188,311	—	188,311	—	—	179,023	—	179,023

Total Assets	$99,246	$125,751	$278,935	$(217,151)	$286,781	$100,902	$126,202	$259,950	$(201,458)	$285,596

Liabilities, preferred stock, and stockholder's equity (deficit)		—
Current liabilities:
Accounts payable	$—	$—	$4,859	$—	$4,859	$—	$13	$9,431	$—	$9,444
Accrued expenses	—	1,826	48,115	—	49,941	—	6,769	31,327	—	38,096
Intercompany payables	—	—	167,897	(167,897)	—	—	—	125,349	(125,349)	—
Investment in consolidated subsidiaries	2,584	—	—	(2,584)	—	314	—	—	(314)	—
Deferred revenues	—	—	3,441	—	3,441	—	—	8,125	—	8,125
Current portion of long-term debt	—	48,549	—	—	48,549	—	—	—	—	—

Total current liabilities	2,584	50,375	224,312	(170,481)	106,790	314	6,782	174,232	(125,663)	55,665

Long-term debt, net of current portion	—	78,453	—	—	78,453	—	125,000	—	—	125,000
Other liabilities	—	471	4,580	—	5,051	—	1,139	5,619	—	6,758
Class A Preferred Stock	61,739	—	—	—	61,739	64,552	—	—	—	64,552
Class B Preferred Stock	33,698	—	—	—	33,698	35,233	—	—	—	35,233
Stockholder's equity (deficit):	1,225	(3,548)	50,043	(46,670)	1,050	803	(6,720)	80,100	(75,795)	(1,612)

Total liabilities, preferred stock, and stockholders' equity (deficit)	$99,246	$125,751	$278,935	$(217,151)	$286,781	$100,902	$126,201	$259,951	$(201,458)	$285,596

	Three Months Ended September 30, 2003 (unaudited)					Nine Months Ended September 30, 2003 (unaudited)
Statements of Operations	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated
	(dollars in thousands)					(dollars in thousands)
Revenues	$—	$—	$86,082	$—	$86,082	$—	$—	$246,394	$—	$246,394
Costs of revenues	—	—	68,214	—	68,214	—	—	195,034	—	195,034

Gross profit	—	—	17,868	—	17,868	—	—	51,360	—	51,360

Operating expenses
Selling, general, and administrative	12	1,046	7,435	—	8,493	12	2,874	22,978	—	25,864
Amortization of intangibles	—	—	2,649	—	2,649	—	—	7,947	—	7,947

Total operating expenses	12	1,046	10,084	—	11,142	12	2,874	30,925	—	33,811

Operating income (loss)	(12)	(1,046)	7,784	—	6,726	(12)	(2,874)	20,435	—	17,549
Other income (expense):
Interest income	4	16	5	—	25	13	26	66	—	105
Interest expense	—	(7,626)	—	—	(7,626)	—	(15,767)	—	—	(15,767)
Other expense, net:	—	—	(7)	—	(7)	—	—	(40)	—	(40)
Equity income (loss) from consolidated subsidiaries	(630)	7,782	—	(7,152)	—	816	20,461	—	(21,277)	—

Total other income (expense)	(626)	172	(2)	(7,152)	(7,608)	829	4,720	26	(21,277)	(15,702)

Income (loss) before provision for income taxes	(638)	(874)	7,782	(7,152)	(882)	817	1,846	20,461	(21,277)	1,847
Provision (benefit) for income taxes	—	(244)	—	—	(244)	—	1,030	—	—	1,030

Net income (loss)	$(638)	$(630)	$7,782	$(7,152)	$(638)	$817	$816	$20,461	$(21,277)	$817

Dividends on preferred stock	(1,487)	—	—	—	(1,487)	(4,348)	—	—	—	(4,348)

Net income (loss) attributable to common stockholders	$(2,125)	$(630)	$7,782	$(7,152)	$(2,125)	$(3,531)	$816	$20,461	$(21,277)	$(3,531)

	Nine Months Ended September 30, 2003 (unaudited)
Statements of Cash Flows	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$817	$816	$20,461	$(21,277)	$817
Adjustment to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation	—	5	5,934	—	5,939
Loss on disposal of assets	—	—	45	—	45
Amortization of intangible assets	—	—	7,947	—	7,947
Amortization and write-off of deferred financing costs	—	6,192	—	—	6,192
Amortization and write-off of discount on debt	—	898	—	—	898
Amortization of deferred compensation	—	637	53	—	690
Deferred income taxes	—	1,030	—	—	1,030
Equity (income) loss from consolidated subsidiaries	(816)	(20,461)	—	21,277	—
Changes in operating assests and liabilities, net of effect of acquisition:
Accounts receivable	—	—	11,351	—	11,351
Inventory	—	—	(4,636)	—	(4,636)
Prepaid expenses and other assets	—	(1,842)	(1,465)	—	(3,307)
Accounts payable and accrued expenses	—	4,949	(2,160)	—	2,789
Deferred revenues	—	—	5,709	—	5,709
Other liabilities	—	—	422	—	422

Net cash provided by (used in) operations	1	(7,776)	43,661	—	35,886

Cash flows from investing activities:
Purchases of property and equipment	—	—	(5,024)	—	(5,024)
Proceeds from sale of equipment	—	—	10	—	10
Purchase of DigitalNet Government Solutions, LLC net of cash acquired	—	—	(11,778)	—	(11,778)
Net cash collected on behalf of and due to Getronics parent	—	—	1,981	—	1,981

Net cash used in investing activites	—	—	(14,811)	—	(14,811)

Cash flows from financing activities:
Proceeds from issuance of 9% senior notes due 2010	—	125,000	—	—	125,000
Debt issuance costs	—	(5,320)	—	—	(5,320)
Payments under revolving credit facility	—	(3,900)	—	—	(3,900)
Payments on term loan	—	(80,000)	—	—	(80,000)
Payments on subordinated bridge note	—	(44,000)	—	—	(44,000)
Decrease (increase) in intercompany receivables, net	(180)	32,361	(32,181)	—	—
Payments on management notes receivable	179	—	—	—	179

Net cash provided by (used in) financing activities	(1)	24,141	(32,181)	—	(8,041)

Net increase (decrease) in cash and cash equivalents	—	16,365	(3,331)	—	13,034
Cash and cash equivalents, beginning of period	—	490	3,404	—	3,894

Cash and cash equivalents, end of period	$—	$16,855	$73	$—	$16,928

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of the financial condition and results of operations of DigitalNet Holdings, Inc. and our predecessor, Getronics Government Solutions, L.L.C., in conjunction with their respective consolidated financial statements and the related notes included in our registration statement on Form S-1 (File No. 333-107764) filed with the SEC and available directly from the SEC at www.sec.gov and the consolidated financial statements and the related notes of DigitalNet Holdings, Inc., included elsewhere in this quarterly report.

        Because we had limited operations in 2002, management believes that comparisons of the results of operations of DigitalNet Holdings, Inc. for the three and nine months ended September 30, 2003 to the results of operations of our predecessor, Getronics Government Solutions, L.L.C., for the three and nine months ended September 30, 2002 provides investors with a more meaningful depiction of our business.

        There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. We have attempted, whenever possible, to identify these forward-looking statements using words such as "may," "will," "should," "projects," "estimates," "expects," "plans," "intends," "anticipates," "believes," and variations of these words and similar expressions. Similarly, statements herein that describe our business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: funding decisions of U.S. Government projects; government contract procurement, option exercise and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain qualified employees; our ability to identify, execute or effectively integrate future acquisitions; our ability to successfully raise additional capital; changes to the tax laws relating to the treatment and deductibility of goodwill or any change in tax rates; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised NASDAQ listing standards, SEC rule changes or other corporate governance issues; material changes in laws or regulations applicable to our business and other risk factors described in our registration statement on Form S-1. In addition, the statements in this quarterly report are made as of November 21, 2003. We expect that subsequent events or developments will cause our views to change. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to November 21, 2003.

Overview

        We are a leading provider of managed network services, information security solutions, and application development and integration services to U.S. defense, intelligence, and civilian federal government agencies as measured by our revenues. Our comprehensive information technology services and solutions allow our federal government clients to outsource some or all of the activities relating to the design, implementation, integration, management, and security of their computer networks and systems. We are focused on increasing network reliability, reducing overall network costs, and simplifying timely migration of mission critical network computing environments to new technologies.

        We purchased Getronics Government Solutions, L.L.C., for $225.2 million of total consideration, consisting of $191.7 million in cash and shares of our Class B Preferred Stock with an aggregate liquidation preference of $33.5 million. A portion of the cash purchase price, and associated transaction costs, were financed by a $63.6 million investment in our common stock and Class A Preferred Stock by GTCR, Ken S. Bajaj and Jack Pearlstein and their family entities, a $44.0 million bridge loan, and approximately $82.9 million of borrowings under our $105.0 million senior secured credit facility.

        On July 3, 2003, we applied the net proceeds from the sale of $125.0 million 9% senior notes due 2010 to repay the indebtedness under our subordinated bridge note and our term loan. Concurrent with the completion of the offering of the 9% senior notes due 2010, we entered into our current credit facility, which provides us with up to $50.0 million in borrowings.

        On October 16, 2003, we completed our IPO and issued 5,750,000 shares of common stock at $17.00 per share, which generated estimated proceeds, net of estimated offering costs, of approximately $89.1 million. The net proceeds of the IPO, together with the proceeds of $848,000 from the repayment of certain management notes, were used to redeem $43.8 million in aggregate principal amount of outstanding 9% senior notes due 2010 for approximately $47.7 million, or 109% of the aggregate principal amount of the notes being redeemed, and $27.0 million was used to purchase all of the outstanding Class B Preferred Stock. We expect to use the remaining proceeds for general corporate purposes, including working capital. In connection with the redemption of the 9% senior notes due 2010, we will recognize a charge of approximately $3.9 million in the fourth quarter of 2003 attributable to the premium paid to redeem the 9% senior notes due 2010 and a charge of approximately $1.9 million related to the write-off of deferred financing costs related to the notes redeemed. We will also recognize a benefit to income attributable to common stockholders in the fourth quarter of 2003 of approximately $7.7 million related to the excess of the carrying amount of the Class B Preferred Stock over the purchase price paid for the Class B Preferred Stock.

        At the completion of the IPO, the Class A Preferred Stock, including accrued dividends, converted into 3,807,132 shares of common stock. Upon conversion in the fourth quarter of 2003, we will recognize a beneficial conversion feature related to the Class A Preferred Stock and record a dividend of approximately $11.2 million. In the fourth quarter of 2003, we will recognize approximately $10.6 million of stock-based compensation in connection with the IPO.

        Contracts funded by U.S. government agencies account for substantially all of our revenues. Certain revenues and payments we receive are based on provisional billings and payments that are subject to adjustment under audit. U.S. government agencies and departments have the right to challenge our cost estimates and allocation methodologies with respect to government contracts. In addition, contracts with such agencies are subject to audit and possible adjustment to give effect to unallowable costs under cost-plus contracts or to other regulatory requirements affecting both cost-plus and fixed-price contracts.

Results of Operations

        The following table sets forth the periods indicated, selected statement of operations data (dollars in thousands).

	Three Months Ending September 30,		Nine Months Ending September 30,
	Predecessor 2002	DigitalNet 2003	Predecessor 2002	DigitalNet 2003
Revenues	$91,941	$86,082	$274,560	$246,394
Costs of revenues	71,799	68,214	214,685	195,034

Gross profit	20,142	17,868	59,875	51,360

Operating expenses:
Selling, general and administrative (including stock-based compensation for the three and nine months ended September 30, 2003 of $205 and $690, respectively)	8,338	8,493	25,377	25,864
Amortization of Intangibles	—	2,649	—	7,947

Total—operating expenses	8,338	11,142	25,377	33,811

Income from Operations	11,804	6,726	34,498	17,549
Other income and (expense)
Interest income	522	25	1,678	105
Interest expense	—	(7,626)	—	(15,767)
Other expense, net	(24)	(7)	(16)	(40)

Total—other income (expense)	498	(7,608)	1,662	(15,702)

Income (loss) before provision for income taxes	12,302	(882)	36,160	1,847
Provision (benefit) for income taxes	4,641	(244)	13,643	1,030

Net income (loss)	$7,661	$(638)	$22,517	$817

Dividends and accretion on preferred stock	—	(1,487)	—	(4,348)

Net income (loss) attributable to common stockholders	$7,661	$(2,125)	$22,517	$(3,531)

        Because our performance under the Immigration and Naturalization Service, or INS, Facilities Operations Support, or FOS, contract ended November 30, 2002 and we anticipate our performance under the NASA CSOC contract will end on December 31, 2003, management believes that revenues and operating income excluding these contracts presents investors with a more meaningful depiction of our ongoing business. The following table sets forth revenues and costs of revenues, as adjusted, which represent revenues and cost of revenues for the periods indicated, less revenues and costs of revenues derived from our INS/FOS contract and our NASA CSOC contract (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	Predecessor 2002	DigitalNet 2003	Predecessor 2002	DigitalNet 2003
Revenues (as reported)	$91,941	$86,082	$274,560	$246,394
Less: INS/FOS contract	17,476	—	49,080	—
NASA CSOC contract	11,892	11,444	36,607	33,357

Revenues (as adjusted)	$62,573	$74,638	$188,873	$213,037

Costs of Revenues (as reported)	$71,799	$68,214	$214,685	$195,034
INS/FOS contract	12,209	—	35,318	—
NASA CSOC contract	11,892	11,444	36,607	33,357

Costs of Revenues (as adjusted)	$47,698	$56,770	$142,760	$161,677

        DigitalNet's Three Months Ended September 30, 2003 Compared to Predecessor's Three Months Ended September 30, 2002

        Revenues.    Revenues for the three months ended September 30, 2003 were $86.1 million, compared to revenues of $91.9 million for the three months ended September 30, 2002, representing a decrease of $5.9 million, or 6.4%. Approximately $17.5 million of this decrease was due to the loss of the INS/FOS, contract, which was offset by an estimated increase of approximately $2.9 million in information security solutions contracts and approximately $8.8 million of an estimated increase in work performed under our managed network services contracts. Excluding revenues from both the INS/FOS contract and the NASA CSOC contract, revenues for the three months ended September 30, 2003 were $74.6 million, compared to revenues of $62.6 million for the three months ended September 30, 2002, representing an increase of 19.3%. For the three months ended September 30, 2002, revenues from the INS/FOS contract were $17.5 million. For the three months ended September 30, 2003, revenues from the NASA CSOC contract were $11.4 million compared to $11.9 million for the three months ended September 30, 2002. Because our performance under the INS/FOS contract ended November 30, 2002 and we anticipate our performance under the NASA CSOC contract will end on December 31, 2003, management believes that revenues and operating income excluding these contracts presents investors with a more meaningful depiction of our ongoing business.

        Costs of Revenues.    Costs of revenues for the three months ended September 30, 2003 were $68.2 million, or 79.2% of revenues, compared to costs of revenues of $71.8 million, or 78.1% of revenues, for the three months ended September 30, 2002. Nearly all of this decrease in costs was due to the loss by our predecessor of the INS/FOS contract. Excluding costs of revenues and revenues from both the INS/FOS and NASA CSOC contracts, costs of revenues for the three months ended September 30, 2003 were $56.8 million, or 76.1% of revenues, compared to costs of revenues of $47.7 million, or 76.2% of revenues, for the three months ended September 30, 2002. For the three months ended September 30, 2002, costs of revenues from the INS/FOS contract were $12.2 million. For the three months ended September 30, 2003, costs of revenues from the NASA CSOC contract were $11.4 million compared to $11.9 million for the three months ended September 30, 2002. The costs of revenue from the NASA CSOC contract were reduced by the usage of $0.9 million of the loss contract accrual for the three months ended September 30, 2003, compared to $1.8 million of usage of the loss contract accrual for the three months ended September 30, 2002.

        Selling, General, and Administrative Expenses.    For the three months ended September 30, 2003, selling, general, and administrative expenses were $8.5 million, or 9.9% of revenues, compared to $8.3 million, or 9.1% of revenues, for the three months ended September 30, 2002. During the three months ended September 30, 2003, we incurred approximately $0.2 million in stock-based compensation charges related to shares of restricted stock held by certain employees. Our predecessor did not incur stock-based compensation during the three months ended September 30, 2002. In connection with our IPO completed on October 10, 2003, we expect to recognize additional stock-based compensation charges of approximately $10.6 million during the fourth quarter of 2003.

        Amortization of Intangibles.    For the three months ended September 30, 2003, amortization expense was $2.6 million. On January 1, 2002, our predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets, and the goodwill and assembled workforce intangible assets from our predecessor's acquisitions were no longer amortized. The amortization expense of $2.6 million for the three months ended September 30, 2003 was solely related to the amortization of intangibles resulting from the purchase of our predecessor.

        Operating Income.    For the three months ended September 30, 2003, operating income was $6.7 million, compared to $11.8 million for the three months ended September 30, 2002. The decrease in operating income was primarily due to our performance ending under the INS/FOS contract on November 30, 2002 and the increase in amortization expense of $2.6 million. During the three months ended September 30, 2002, the INS/FOS contract had a gross profit of $5.3 million.

        Other Income and Expense.    For the three months ended September 30, 2003, interest income was approximately $25,000, compared to $0.5 million for the three months ended September 30, 2002. This decrease was attributable to declining interest rates and lower cash balances during the period. Interest expense for the three months ended September 30, 2003 was $7.6 million, which included the write-off of $4.5 million of deferred financing costs attributable to the subordinated bridge note and the term loan repaid with the proceeds from the sale of the 9% senior notes due 2010 and the termination of our previous revolving credit facility. The remaining interest expense was primarily attributable to the interest on the 9% senior notes due 2010. There was no interest expense for the three months ended September 30, 2002.

        Provision for Income Taxes.    For the three months ended September 30, 2003, our income tax benefit was $0.2 million, compared to an income tax expense of $4.6 million for the three months ended September 30, 2002.

        DigitalNet's Nine Months Ended September 30, 2003 Compared to Our Predecessor's Nine Months Ended September 30, 2002

        Revenues.    Revenues for the nine months ended September 30, 2003 were $246.4 million, compared to revenues of $274.6 million for the nine months ended September 30, 2002, representing a decrease of $28.2 million, or 10.3%. Approximately $49.1 million of this decrease was due to the loss of the INS/FOS contract, which was offset by an estimated increase of approximately $6.8 million in information security solutions contracts and approximately $18.4 million of an estimated increase in work performed under our managed network services contracts. Excluding revenues from both the INS/FOS contract and the NASA CSOC contract, revenues for the nine months ended September 30, 2003 were $213.0 million, compared to revenues of $188.9 million for the nine months ended September 30, 2002, representing an increase of 12.8%. For the nine months ended September 30, 2002, revenues from the INS/FOS contract were $49.1 million. For the nine months ended September 30, 2003, revenues from the NASA CSOC contract were $33.4 million compared to $36.6 million for the nine months ended September 30, 2002. Because our performance under the INS/FOS contract ended November 30, 2002 and we anticipate our performance under the NASA CSOC contract will end on December 31, 2003, management believes that revenues and operating income excluding these contracts presents investors with a more meaningful depiction of our ongoing business.

        Costs of Revenues.    Costs of revenues for the nine months ended September 30, 2003 were $195.0 million, or 79.2% of revenues, compared to costs of revenues of $214.7 million, or 78.2% of revenues, for the nine months ended September 30, 2002. Nearly all of this decrease in costs was due to the loss by our predecessor of the INS/FOS contract. Excluding costs of revenues and revenues from both the INS/FOS and NASA CSOC contracts, costs of revenues for the nine months ended September 30, 2003 were $161.7 million, or 75.9% of revenues, compared to costs of revenues of $142.8 million, or 75.6% of revenues, for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, costs of revenues from the INS/FOS contract were $35.3 million. For the nine months ended September 30, 2003, costs of revenues from the NASA CSOC contract were $33.4 million compared to $36.6 million for the nine months ended September 30, 2002. The costs of revenue from the NASA CSOC contract were reduced by the usage of $3.4 million of the loss contract accrual for the nine months ended September 30, 2003, compared to $5.5 million of usage of the loss contract accrual for the nine months ended September 30, 2002.

        Selling, General, and Administrative Expenses.    For the nine months ended September 30, 2003, selling, general, and administrative expenses were $25.9 million, or 10.5% of revenues, compared to $25.4 million, or 9.2% of revenues, for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we incurred approximately $0.7 million in stock-based compensation charges related to shares of restricted stock held by certain employees. Our predecessor did not incur stock-based compensation during the nine months ended September 30, 2002.

        Amortization of Intangibles.    For the nine months ended September 30, 2003, amortization expense was $7.9 million. On January 1, 2002, our predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets, and the goodwill and assembled workforce intangible assets from our predecessor's acquisitions were no longer amortized. The amortization expense of $7.9 million for the nine months ended September 30, 2003, related to the amortization of intangibles resulting from the purchase of our predecessor.

        Operating Income.    For the nine months ended September 30, 2003, operating income was $17.5 million, compared to $34.5 million for the nine months ended September 30, 2002. The decrease in operating income was primarily due to our performance ending under the INS/FOS contract on November 30, 2002 and the increase in amortization expense of $7.9 million. During the nine months ended September 30, 2002, the INS/FOS contract had a gross profit of $13.8 million.

        Other Income and Expense.    For the nine months ended September 30, 2003, interest income was approximately $0.1 million, compared to $1.7 million for the nine months ended September 30, 2002. This decrease was attributable to declining interest rates and lower cash balances during the period. Interest expense for the nine months ended September 30, 2003 was $15.8 million, which included the write-off of $4.5 million of deferred financing costs attributable to the subordinated bridge note and the term loan repaid with the proceeds from the sale of the 9% senior notes due 2010 and the termination of our previous revolving credit facility. The remaining interest expense was attributable to the debt we issued in connection with the acquisition of our predecessor in November 2002 and the 9% senior notes due 2010 issued in July 2003 to refinance the debt issued in connection with the acquisition. There was no interest expense for the nine months ended September 30, 2002.

        Provision for Income Taxes.    For the nine months ended September 30, 2003, our provision for income taxes was $1.0 million, compared to $13.6 million for the nine months ended September 30, 2002.

  DigitalNet's Three and Nine Months Ended September 30, 2002

        We were founded on September 7, 2001. From inception through November 25, 2002, our operating activities primarily consisted of developing a preliminary business plan, recruiting personnel, engaging in discussions with prospective lenders and strategic investors, identifying potential acquisition targets, and engaging in merger and acquisition discussions and due diligence efforts. After reviewing and evaluating more than 25 companies, we acquired our predecessor, Getronics Government Solutions, L.L.C., on November 26, 2002. Our predecessor's results of operations for the three and nine months ended September 30, 2002 do not include our operating activities. Our operating expenses for the three and nine months ended September 30, 2002 were $732,000 and $1,955,000, respectively.

  Liquidity and Capital Resources

        Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures, and to service our debt. As of September 30, 2003, we had cash and cash equivalents of approximately $16.9 million, and we had a revolving line of credit that permitted borrowings of up to $50.0 million with a sub-limit of $5.0 million for letters of credit. The applicable interest rate is equal to LIBOR plus a margin rate of 0.325%. As of September 30, 2003, we had approximately $48.0 million available under our line of credit and we were in compliance with the related financial covenants. We believe that the combination of internally generated funds, available bank borrowings and cash on hand will provide the required liquidity and capital resources for the foreseeable future. Although we have no specific current plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance the purchase of those businesses.

        On October 16, 2003, we completed our initial public offering (IPO) of securities and issued 5,750,000 shares of common stock at $17 per share, which generated estimated proceeds, net of estimated offering costs, of approximately $89.1 million. The proceeds of the offering, together with the proceeds of $848,000 from the repayment of certain management notes, were used to redeem $43.8 million in aggregate principal amount of outstanding 9% senior notes due 2010 for approximately $47.7 million, or 109% of the aggregate principal amount of the notes being redeemed and $27.0 million was used to purchase all of the outstanding Class B Preferred Stock. We expect to use the remaining proceeds for general corporate purposes, including working capital. At the completion of the IPO, the Class A Preferred Stock, including accrued dividends, converted into 3,807,132 shares of common stock.

        Cash provided by operations was approximately $35.9 million for the nine months ended September 30, 2003. Our predecessor's cash provided by operations was approximately $22.3 million for the nine months ended September 30, 2002. Cash provided by operations for the nine months ended September 30, 2003 was attributable to a net income of approximately $0.8 million, depreciation, amortization, and other non-cash expense items of approximately $22.7 million and a decrease in net operating assets and liabilities of approximately $12.3 million. The decrease in net operating assets and liabilities was primarily due to a decrease in accounts receivable of approximately $11.4 million, the increase in accounts payable and accrued expenses of approximately $2.8 million related primarily to accrued interest of $2.1 million associated with the 9% senior notes due 2010 and $0.7 million due to an increase in accrued leave due to the seasonal nature of vacation schedules and an increase in deferred revenue of approximately $5.7 million due to prepayments from customers; offset by an increase in inventory of approximately $4.6 million related to an increase in delivery orders, an increase in prepaid expenses and other assets of approximately $3.3 million related primarily to prepaid expenses associated with our IPO of $1.7 million, and increases in prepaid rent and maintenance agreements. Our predecessor's cash provided by operations for the nine months ended September 30, 2002 was attributable to net income of approximately $22.5 million, depreciation, amortization, and other non-cash expense items of approximately $18.1 million and an increase in net operating assets and liabilities of approximately $18.3 million. The increase in net operating assets and liabilities was primarily due to an increase in inventory of approximately $1.3 million related to an increase in customer orders, a decrease in accounts payable and accrued expenses of approximately $5.5 million, primarily due to the payment of severance costs, lease costs and the NASA CSOC contract loss, and an increase in accounts receivable of approximately $11.2 million.

        Cash used in investing activities was approximately $14.8 million for the nine months ended September 30, 2003. Our predecessor's cash used in investing activities was approximately $11.9 million for the nine months ended September 30, 2002. Cash used in investing activities for the nine months ended September 30, 2003 consisted primarily of expenditures incurred in connection with the acquisition of our predecessor, and the purchase of capital equipment for use in our business. Our predecessor's cash used in investing activities for the nine months ended September 30, 2002 consisted primarily of purchases of capital equipment.

        Cash used in financing activities was approximately $8.0 million for the nine months ended September 30, 2003. Our predecessor's cash used in financing activities was approximately $16.4 million for the year ended September 30, 2002. Cash used in financing activities for the nine months ended September 30, 2003 consisted primarily of the repayment of debt under our senior secured credit facility and subordinated bridge note and the payment of financing costs; offset by proceeds from the issuance of 9% senior notes due 2010. Our predecessor's cash used in financing activities for the nine months ended September 30, 2002 consisted of the net cash advanced to our predecessor's parent.

        Our net working capital deficit was $27.5 million as of December 31, 2002 compared to net working capital of $32.6 million as of September 30, 2003, respectively. The increase in working capital is primarily due to the refinancing of the subordinated bridge facility note and the term loan.

  Related Party Transactions

        Since our formation in September 2001, GTCR, Messrs. Bajaj, Pearlstein and Hanau and trusts for the benefit of the family members of Messrs. Bajaj and Pearlstein purchased, in the aggregate, 6,688,651 shares of our common stock and 61,376 shares of our Class A Preferred Stock. Messrs. Bajaj, Pearlstein and Hanau paid for these purchases in part with promissory notes, which had an aggregate outstanding balance, including interest, of $848,000 as of September 30, 2003. These notes were repaid in October 2003 in connection with our IPO.

        GTCR Golder Rauner, L.L.C and DigitalNet are parties to a professional services agreement, dated as of September 7, 2001, which entitles GTCR to receive an annual fee of $200,000 until March 7, 2002, and $300,000 thereafter, paid in equal monthly installments, for providing financial and management consulting services to us. As of September 30, 2003, we have accrued, but not paid, $575,000 under the agreement. This agreement also entitles GTCR to receive an investment fee equal to 1% of the purchase price of the common stock and Class A Preferred Stock it purchases from us. No investment fees were due for the nine months ended September 30, 2003 under this agreement. This agreement terminated in October 2003 upon completion of our IPO.

        From March 2003 through September 2003, we have issued three purchase orders totaling approximately $310,000, on a subcontract basis, to a company owned by the son of our Chairman and Chief Executive Officer. As of September 30, 2003, we have paid approximately $138,000 to the company pursuant to these purchase orders, and we anticipate that any remaining work under these orders will be invoiced and paid in the fourth quarter of 2003. Through these purchase orders, the company acted as a subcontractor under two of our civilian agency contracts, providing professional systems engineering and economic analysis services. These purchase orders were issued in the ordinary course of business and, based on our historic practices with respect to retaining subcontractors to provide services of a similar nature, we believe these services were provided on terms no less favorable to us than we would anticipate receiving from unrelated parties.

Commitments

        The following table summarizes our contractual obligations as of September 30, 2003 that require us to make future cash payments.

			Year ending December 31,
		Three months ending December 31, 2003
Contractual Cash Obligations	Total		2004	2005	2006	2007 and thereafter
	(dollars in thousands)
9% senior notes due 2010	$125,000	$—	$—	$—	$—	$125,000
Operating leases, net of sublease income	31,603	1,204	4,948	4,921	4,430	16,100
Severance arrangements	2,120	507	1,613	—	—	—

	$158,723	$1,711	$6,561	$4,921	$4,430	$141,100

        In November 2003, we used a portion of the net proceeds from our IPO to redeem $43.8 million in aggregate principal amount of outstanding 9% senior notes due 2010 for approximately $47.7 million, or 109% of the aggregate principal amount of notes redeemed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our principal exposure to market risk relates to changes in interest rates. At December 31, 2002 and at July 3, 2003, we had outstanding under our senior credit facility $83.9 million and $78.8 million, respectively, of loans with interest rates tied to changes in the British Bankers Association Interest Settlement Rate for deposits in dollars, Bank of America, N.A.'s prime rate or the federal funds rate. After the completion of the offering of the 9% senior notes due 2010, we repaid the outstanding indebtedness under our senior secured credit facility on July 3, 2003. Concurrent with the completion of the offering of the 9% senior notes due 2010, we entered into our current credit facility, which provides us with up to $50.0 million in borrowings. Interest under our current credit facility is tied to changes in the British Bankers Association Interest Settlement Rate for deposits in dollars or based on the higher of Bank of America, N.A.'s prime rate or the federal funds rate. As of September 30, 2003, we had no outstanding borrowings under our current credit facility. The $125.0 million of indebtedness under the 9% senior notes due 2010 is at a fixed interest rate and only any indebtedness under our credit facility will be subject to changes in interest rates.

Item 4. Controls and Procedures

        (a)   Evaluation of disclosure controls and procedures. Our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer) have evaluated our disclosure controls and procedures and have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these controls and procedures are designed to ensure that information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-Q. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The principal executive officer and the principal financial officer have also concluded, based upon their evaluation, that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.

        (b)   Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, we are involved in various legal proceedings concerning matters arising in the ordinary course of business. We believe that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

        (a)   Change in Securities. On August 29, 2003, we issued options to purchase 199,025 shares of common stock to our employees. The weighted average exercise price of these options is $10.18. All of these stock options were granted under our Amended and Restated 2003 Stock Incentive Plan. The issuance of these options was exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act.

        On July 3, 2003, we offered and sold $125.0 million of 9% senior notes due 2010 to qualified institutional investors in reliance on Rule 144A. The 9% senior notes were also offered and sold in offshore transactions in reliance on Regulation S. Proceeds from the 9% senior note offering were used to repay the outstanding indebtedness under our subordinated bridge facility and our term loan facility.

        (b)   Use of Proceeds from Registered Securities. On October 9, 2003, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-107764) was declared effective by the Securities and Exchange Commission, pursuant to which 5,750,000 shares of our common stock were offered and sold for our account at a price of $17.00 per share, generating gross offering proceeds of $97.8 million. The managing underwriters were Citigroup Global Markets Inc. and UBS Securities LLC. The total underwriting discounts and commissions were approximately $6.8 million, none of which was paid directly or indirectly to our directors or officers or their associates or to persons owning 10% or more of any class of our equity securities or to any affiliate. After deducting underwriting discounts and commissions and estimated offering expenses, our net proceeds from the offering were approximately $89.1 million.

        Proceeds from the offering, along with the proceeds of $848,000 from the repayment of certain management notes, were used to redeem $43.8 million in aggregate principal amount of outstanding 9% senior notes due 2010 for approximately $47.7 million, or 109% of the aggregate principal amount of the notes being redeemed, and approximately $27.0 million was used to purchase the Class B Preferred Stock, none of which was paid directly or indirectly to our directors or officers or their associates or to persons owning 10% or more of any class of our equity securities or to any affiliate. We expect to use the remaining proceeds for general corporate purposes, including working capital.

Item 3. Defaults upon Senior Securities

        None.

Item 4: Submission of Matter to Vote of Security Holders

        None.

Item 5: Other Information

        None.

Item 6: Exhibits and Reports on Form 8-K

        (a)   Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)   Reports on Form 8-K

        On October 30, 2003, we filed a report on Form 8-K announcing that we had issued a press release announcing our operating results for the three months and nine months ended September 30, 2003 as well as initial guidance for the fourth quarter 2003, full year 2003, and full year 2004.

        On November 5, 2003, we filed a report on Form 8-K to file as an exhibit materials including excerpts from the registrant's earnings call held on October 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	November 21, 2003	By:	DigitalNet Holdings, Inc.
/s/ KEN S. BAJAJ Ken S. Bajaj Chairman, Chief Executive Officer and President Director (Principal Executive Officer)
Date:	November 21, 2003
/s/ JACK PEARLSTEIN Jack Pearlstein Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)