Form 10-K
period 2003-12-31
DIGITALNET HOLDINGS INC
filed 2004-03-25
CIK 1160241

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL INFORMATION

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50420

DIGITALNET HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2339233 (I.R.S. Employer Identification No.)
2525 Network Place, Herndon, Virginia (Address of Principal Executive Offices)	20171 (Zip Code)

(703) 563-7500
(Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.001 Per Share

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): YES ☐    NO ☒

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $120 million as of December 31, 2003, based upon the closing price for the shares of common stock reported on The Nasdaq Stock Market on such date.

        As of March 22, 2004, there were 16,290,158 shares of Common Stock, par value $0.001 per share, outstanding.

        Portions of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference, in whole or in part, into Part III hereof.

        Unless otherwise indicated (a) all references to "DigitalNet," "Company," "Registrant," "we," "us," "our," and "ours," mean DigitalNet Holdings, Inc. and its subsidiaries, taken as a whole, and (b) all references to "GTCR" refer to GTCR Golder Rauner, L.L.C. and its affiliates, including GTCR Fund VII, L.P.; GTCR Co-Invest, L.P. and GTCR Partners VII, L.P.

CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS

        This report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact in this report, including statements regarding our competitive strengths, business strategy, expected benefits of any acquisition, future financial position, budgets, projected costs and plans and objectives of management are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," "plan," "continue" or similar terminology. We undertake no obligation to publicly update or revise any forward-looking statements contained in this report. These forward-looking are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those we express or imply in those forward-looking statements. These factors include those we describe under the caption "Risk Factors" in Part I, Item 1 of this report, and these factors expressly qualify all written and oral forward-looking statements attributable to us.

PART I

Item 1. BUSINESS

Company Overview

        We are a leading provider of strategic consulting, managed network, information security, and application development services and solutions to U.S. civilian, defense and intelligence federal government agencies as measured by our revenues. We have more than 30 years of proven experience in providing information technology services and solutions to our U.S. federal government clients. Our comprehensive information technology services and solutions allow our clients to outsource the design, implementation, integration, management, and security of their increasingly complex computer networks and systems. We are focused on increasing network reliability, reducing overall network costs, and rapidly migrating mission critical network computing environments to new technologies, which are critical elements for maintaining the daily operations of numerous federal agencies. We were formed as a Delaware corporation on September 7, 2001.

        On November 26, 2002, we acquired all of the membership interests of DigitalNet Government Solutions, LLC (DGS, formerly Getronics Government Solutions, L.L.C.). DGS' results of operations have been included in our consolidated statement of operations for the year ended December 31, 2002 from the date of acquisition. For the year ended December 31, 2002 we discuss our pro forma results giving effect to the acquisition of our predecessor, Getronics Government Solutions, L.L.C. as if such transaction had occurred on January 1, 2002. Although this approach is not consistent with generally accepted accounting principles, we believe it is the most practical way to comment on the results of operations for the year ended December 31, 2002. Because our performance under a contract with the Immigration and Naturalization Service (INS) Facilities Operations Support (FOS) ended November 30, 2002, and our performance under a subcontract for the National Aeronautics and Space Administration (NASA) Consolidated Space Operations Contract (CSOC) will end on March 31, 2004, we believe that information adjusted to exclude the effects of these contracts gives our investors a more meaningful depiction of our ongoing business. Therefore, we often refer to our financial and operating results for 2002 and 2003 as adjusted to reflect the exclusion of these contracts.

        We provide comprehensive information technology services and solutions through an integrated set of four core offerings:

  •
  Strategic Consulting Services. We provide strategic consulting services that better enable our clients to improve mission performance and meet legislative mandates through the efficient use of information technology (IT) and human capital. For example, for one of our Department of Defense customers who wanted to rapidly consolidate functionally related IT projects from a management and investment oversight perspective, we developed an overall plan that facilitated the realignment of each of the IT projects that reduced the total investment dollars required, and simplified project management and the implementation process.

  •
  Managed Network Services. We provide managed network services that help our clients more reliably and efficiently manage their increasingly complex network computing environments. For example, for one of our civilian agency clients who wanted to outsource a number of its managed network services requirements, we designed and currently maintain an improved network architecture that significantly increased network capacity and reliability for more than 17,000 users in more than 2,000 field locations across several different departments.

  •
  Information Security Solutions. We provide information security solutions that help our clients protect the availability, integrity, and confidentiality of their data and underlying computing systems. For example, for one of our intelligence agency clients who wanted to outsource a number of its managed network services requirements, we designed and currently maintain an improved network architecture and we engineered a number of security systems. In order to provide secure access for personnel working in overseas locations, we deployed security systems that operate at multiple security levels and allow increased flexibility, responsiveness and security in managing classified data.

  •
  Application Development and Integration. We provide application development and integration services and solutions that help our clients more efficiently run their organizations through the use of customized software applications. We have developed electronic web-based procurement systems, logistics systems, financial systems, command and control systems, and knowledge management systems. For example, for one of our Department of Defense clients, we designed, developed, deployed, integrated and currently maintain a financial software application that is used to manage our client's standard accounting systems as well as its standard base supply and medical logistics systems.

        The following table provides a percentage breakout of revenue for the indicated years for each of our core offerings:

	2002 Pro forma	2003 Actual	2002 As adjusted	2003 As adjusted
Strategic Consulting Services	—%	1%	—%	1%
Managed Network Services	72%	64%	61%	59%
Information Security Solutions	15%	20%	21%	23%
Application Development and Integration	13%	15%	18%	17%

Total	100%	100%	100%	100%

Competitive Strengths

        We believe we are well positioned to address the specific requirements of our clients because we possess the following key competitive strengths:

    Knowledge of Our Clients' Business Processes, Information Architecture and Technology Initiatives

        We have served a number of our clients for more than 10 years, including some for more than 30 years. Through these long-standing relationships, we have developed an extensive knowledge of our clients' business processes, cultures, contracting environments, information architectures, and technology initiatives, providing us with an opportunity to further expand these relationships. This knowledge also enhances our ability to deliver services and solutions that can be efficiently integrated with our clients' existing systems and business processes in a manner that is consistent with our clients' strategic goals. We have also strategically recruited employees with significant government, military, or technical experience to increase our knowledge of our clients' business processes and to extend our expertise into new areas. We believe the strength of our long-term relationships is demonstrated by our success in the task order renewal process.

    In-Depth Managed Network Computing and Information Security Expertise

        We believe our core strengths are in providing complex network and information security solutions.

        In-depth Network Computing.    Our expertise in complex network technologies covers the entire life cycle of an organization's network requirements, including network design, implementation, integration, and management. We consider an organization's network to extend from the desktop to the wide-area network. Our services and solutions allow our clients to more effectively and predictably manage their network, server, and desktop computing environments. Our services and solutions include network design, implementation, integration, and management. Our clients have the ability to outsource all of their network requirements to us, or they can retain control over certain aspects of their network and outsource only selected network management tasks. We have extensive experience in providing large scale network design and installation and managed network services. As of December 31, 2003, we managed and supported approximately 123,000 users across 24 different networks, including networks in the Department of Defense, the Department of the Treasury, the Department of State, and the Department of Justice.

        Information Security Expertise.    We offer a comprehensive, integrated set of information security services and solutions designed to meet our clients' information security needs. We evaluate our clients' security risks and develop a comprehensive plan to address these risks through the implementation, integration, and management of our information security solutions.

        As part of our information security services and solutions, we offer TEMPEST and Zone solutions to our clients. Our TEMPEST and Zone solutions involve modifying electronic equipment for our clients to eliminate or reduce electromagnetic radiation emanations to prevent electronic eavesdropping. We also offer, customize, integrate, and manage a secure software operating system called XTS, which enables network administrators to control the access, data processing, and storage capability of multiple users across disparate networks with differing security levels. This operating system has been evaluated by the National Security Agency, or NSA, and received a B3 rating. Division B is the second highest federal security level and B3 is the highest rating within that level. A B3-rated system is highly resistant to penetration and is tamper-proof.

    Highly Skilled Technical and Managerial Professionals

        We believe our competitive position is enhanced by our ability to attract, retain, and develop qualified technical and managerial professionals. As of December 31, 2003, approximately 80% of our nearly 1,650 employees were professional staff. As of December 31, 2003, approximately 67% of our employees held government security clearances and approximately 54% of these employees held Top Secret clearance or higher, allowing us to work with our clients in highly classified environments. We believe our technical and managerial training programs have contributed to our ability to attract and retain our professionals. For example, we have developed a Best Practices Program, which is required training for all of our program managers, deputy program managers, and business managers. This program focuses on teaching our managers how to comply with government regulations, successfully manage client programs, and develop themselves and their subordinates into better leaders for future assignment.

    Disciplined Program Management Review Process

        Our disciplined program management review process brings our project teams together on a regular basis to review each of our individual client programs. This review helps ensure that we are meeting project goals. Employees from our operations, human resources, contracts, and finance organizations meet, at a minimum, on a quarterly basis for each client program to discuss and evaluate the client program's progress and to develop a plan to ensure that the program is progressing on budget, on time, and that the client is satisfied. We also have implemented a Quality Initiative Program survey as part of our program management review process. This program allows us to assess our clients' views of our performance and to address any concerns that are identified.

    Experienced Management Team

        Our executive team includes Ken S. Bajaj, our Chairman and Chief Executive Officer, who has more than 27 years of experience in the information technology industry, including 17 years in a government contracting environment. Our core group of eight senior executives has an average of 20 years of experience in the information technology industry and an average of 15 years of experience providing information technology services and solutions to the federal government. Our Chief Executive Officer and our Chief Financial Officer previously worked together at AppNet, Inc. in connection with the initial public offering and subsequent sale of AppNet, Inc. to Commerce One, Inc. Members of our executive team have held senior positions with a number of large information technology services providers, such as Computer Sciences Corporation, Electronic Data Systems Corporation, Getronics NV, I-NET, Inc., Perot Systems Corporation, Wang Laboratories, Inc., Mantech International, Science Applications International Corporation, and General Dynamics.

Business Strategy

        Our objective is to continue to profitably grow our business as a leading provider of information technology services and solutions. Key elements of our strategy include:

    Leverage Our Differentiated Services and Solutions to Expand Our Client Base

        We believe our experience and highly differentiated services and solutions offerings will enable us to expand our client base in high growth areas of the federal information technology services market. We also believe our investment in emerging technologies, and our processes, methodologies, and best practices ensure high quality and consistent offerings in managed network services, information security solutions, and application development and integration solutions. We intend to continue to leverage our differentiated services and solutions to win contracts from new clients in the federal government.

    Build on Our Longstanding Client Relationships to Cross-Sell Our Full Range of Services and Solutions

        We intend to continue our efforts to expand the scope of our existing client relationships by broadening the range of services we provide to our clients. Providing additional services to our clients should increase our overall knowledge of our clients' business and technical requirements, which we believe will contribute to increased use of our services over time.

    Accelerate Our Sales and Marketing Efforts

        Our business development organization is responsible for marketing, developing and acquiring contracts within the federal government. We intend to accelerate our sales and marketing efforts by adding additional business development personnel, increasing our spending on bid and proposal efforts, and leveraging the industry relationships of Ken S. Bajaj, our Chief Executive Officer, and Steven Hanau, the President of DGS.

    Expand Our Services and Solutions Offerings

        We plan to continue expanding our offerings of directory services, mobile computing solutions, and secure remote access solutions. We intend to continue to expand our services and solutions in areas such as managed network services, information security services, and other emerging technologies. We maintain three state-of-the art technology labs where our networking and security engineers use their extensive experience to learn about and then test emerging technologies and products. These labs provide an environment for evaluating the performance and interoperability of networking and security solutions.

        Our advanced technology group develops methodologies and best practices for the introduction of the use of new technologies in our client engagements.

    Pursue Strategic Acquisitions

        We may pursue strategic acquisitions that can cost-effectively add new clients, specific federal agency knowledge, or technological expertise to accelerate our access to existing or new markets. We plan to be very selective in our acquisition program and will focus on those businesses in either the government or commercial sectors that broaden and complement our existing expertise. On February 5, 2004, we announced that we had entered into a definitive agreement to acquire User Technology Associates, Inc. We anticipate that this transaction will close by the end of March 2004.

Our Services and Solutions

        We provide comprehensive information technology services and solutions through an integrated set of four core offerings:

  •
  Strategic consulting services and solutions;

  •
  managed network services and solutions;

  •
  information security services and solutions; and

  •
  application development and integration services and solutions.

        We provide many of our services under multi-year contracts.

    Strategic Consulting Services and Solutions

        We provide strategic consulting services that better enable our clients to improve mission performance and meet legislative mandates through the efficient use of information technology (IT) and human capital. Our approach to providing strategic consulting services is described in the following table:

Phase	Service/Solution	Description

Design	Enterprise Architecture	•	We review our client's overall strategic business and mission goals, overall legislative and executive mandates, and overall information technology programs and goals, to assess the strengths and weaknesses of their existing enterprise architecture
•
We design and develop an overall enterprise architecture that aligns our client's strategic business and mission goals, their legislative and executive mandates, and their information technology programs and goals

	Strategic Advisory	•	We review our client's specific programs and business processes to identify areas where assistance may be required
		•	We assist our clients in designing and developing strategies to improve their:
			•	IT capital planning and investment control processes
			•	operating performance and efficiencies
			•	management of IT programs and projects
			•	acquisition planning, source selection and quality assurance
			•	workforce sizing and competencies
			•	service to citizens
			•	collaboration with other agencies
			•	ability to identify redundancies and reduce costs

Implement	Enterprise Architecture	•	We help our clients implement an overall enterprise architecture that aligns their strategic business and mission goals, their legislative and executive mandates, and their information technology programs and goals.

	Strategic Advisory	•	We help our clients implement strategies to improve their:
			•	IT capital planning and investment control
			•	operating performance and efficiencies
			•	IT programs and projects
			•	acquisition planning, source selection and quality assurance
			•	workforce sizing and competencies
			•	service to citizens
			•	collaboration with other agencies
			•	identification of redundancies and reduction of costs

Manage	Enterprise Architecture	•	We help our clients with the ongoing management and evaluation of their enterprise architecture to ensure alignment with their strategic business and mission goals, their legislative and executive mandates, and their information technology programs and goals.

	Strategic Advisory	•	We help our clients manage and evaluate their:
			•	IT capital planning and investment control
			•	operating performance and efficiencies
			•	IT programs and projects
			•	acquisition planning, source selection and quality assurance
			•	workforce sizing and competencies
			•	service to citizens
			•	collaboration with other agencies
			•	identification of redundancies and reduction of costs

Train	Enterprise Architecture	•	We train our client's personnel to provide the enterprise architecture services listed above, either in conjunction with our staff, or to support their organization on a going forward basis.

	Strategic Advisory	•	We train our client's personnel to provide the strategic advisory services listed above, either in conjunction with our staff, or to support their organization on a going forward basis.

        As part of our strategic consulting services and solutions, we recently achieved certification as a Global Registered Education Provider by the Project Management Institute (PMI). This certification enables us to better assist our government clients to maintain their existing program management professional credentials or obtain their initial credentials by preparing our client's employees to sit for the Project Management Professional examination. We also plan to leverage this qualification by providing additional training to our corporate program management staff.

    Managed Network Services and Solutions

        We provide managed network services that help our clients more reliably and efficiently manage their increasingly complex network computing environments. Our services and solutions can be delivered to our clients remotely and onsite. Our approach to providing managed network services and solutions is described in the following table:

Phase	Service/Solution	Description

Design	Network planning and architecture	•	We review our client's:
			•	overall network and individual user operating and performance requirements;
			•	existing network computing platform, including operating systems, hardware, software, and other tools; and
			•	business processes.
		•	We address deficiencies in the network, propose solutions to those deficiencies and recommend an optimal network structure.
		•	We recommend service level agreement requirements.
		•	We recommend specific hardware, software, tools, and architecture.

	Network design and engineering	•	We design and engineer the network, tailoring its:
			•	structure;
			•	traffic flow, end-user response times, load balancing, and capacity planning;
			•	installation;
			•	integration; and
			•	management
to our client's individual needs to ensure that all addressing, packet filtering, switching, security, and routing protocol issues can be easily resolved.
		•	We create a detailed network map with a number of different software tools.

Implement	Network components procurement	•	We source network hardware, software, and tools for our client from various manufacturers.

	Network components deployment	•	We provide overall project management, including monitoring the project's progress to ensure compliance with all network specifications.
		•	We stage, configure, and install each network component in its designated locations.

Integrate	Network integration	•	We integrate each component with the rest of our client's operating environment, verify component readiness, and ensure proper functioning of the operating environment through testing.
		•	We establish network baseline, operating, and performance characteristics.

Manage	Network management	•	We provide the following network support services either remotely from our premises or onsite:
			•	proactive monitoring and support, available twenty-four hours a day, seven days a week,
			•	proactive default diagnoses, end user notification, default resolution, troubleshooting, and technical assistance;
			•	real time reporting on overall network performance, transport provider performance, and cost analysis;
			•	network performance and cost auditing;
			•	overall network and network components maintenance;
			•	upgrading or otherwise changing network components as requirements or configurations change;
			•	review of software updates and releases and installation and configuration of new software and equipment as appropriate; and
			•	auditing the client's network infrastructure.

Train	Network training	•	We train our client's personnel to provide the network management functions listed above either in conjunction with our staff or to support their organization on a going forward basis.

        As part of our managed network services and solutions offerings, we have developed several services to assist us in assessing, monitoring, and managing our clients' network computing environments to improve network reliability and performance. Our Platform Performance Monitor service allows us to assess whether each individual component of a client's network is functioning properly. Our Network Performance Monitor service allows us to assess a client's network traffic patterns, network delays, and network failures. These tools help us provide improved network reliability and performance.

    Information Security Services and Solutions

        We provide information security services and solutions that help our clients protect the availability, integrity, and confidentiality of their data and underlying computing systems. Our approach to providing information security services and solutions is described in the following table:

Phase	Service/Solution	Description

Risk Assessment	Security assessment and policy design	•	We review our client's network to:
• assess the client's overall security program requirements; and
• identify the security risks within the client's network through various testing procedures.
		•	We prepare an overall security policy design proposal for our client, which includes specific security processes, procedures, and rules.

Design	Security planning and architecture	•	We design an overall security architecture for our client based upon:
• security policy design;
• technology platforms; and
• business processes.
		•	We recommend service level agreement requirements.
		•	We recommend specific hardware, software, tools, and security processes and procedures.
		•	We create an overall network security map with a number of different software tools to identify the networks' Internet and intranet perimeter points.

	Security design and engineering	•	We design and engineer the network's security, tailoring its:
• systems;
• installation;
• integration; and
• management
to our client's individual security needs.
		•	We design and engineer required firewalls, which are the electronic barriers between network segments and perimeter points.

Implement	Security component and tools procurement	•	We source security hardware, software, and tools for clients from various manufacturers.

	Security component modification	•	We modify network equipment we have sourced on our client's behalf, utilizing our TEMPEST and Zone solutions, in order to reduce the equipment's electromagnetic emanation levels to standards set by the NSA and other intelligence agencies.

	Security operating systems design	•	We design a secure operating system for our client utilizing our proprietary XTS solution to simplify network, operating system, and data access control.

Integrate	Security integration	•	We integrate each security component with the rest of our client's hardware and software operating environment.
		•	We perform various tests to ensure proper functioning.

Manage	Security management	•	We perform various security support services, which can be delivered remotely from our premises or onsite, including:
			•	proactive monitoring and review of firewall logs and alarms to detect suspicious activity;
			•	proactive intrusion detection monitoring at network perimeters;
			•	real-time reporting on security breaches and intruder access attempts;
			•	forensic and investigative support services to facilitate changes to the
			•	network and subsequent restoration of the integrity of the network in the event of a security breach;
			•	repelling attack attempts and barring the potential intruder from accessing the client's network;
			•	maintaining overall network security and security components;
			•	upgrading or otherwise changing of network security components as requirements or configurations change; and
			•	reviewing security software updates and releases and installation and configuration of new software as appropriate.
		•	We provide a critical response team in the event of a security breach that restores the operational integrity of the system, maintains evidence, provides forensic and investigative services, and provides required changes to prevent recurrence of the breach.

Train	Security training	•	We train our client's internal personnel to provide the information security functions listed above either in conjunction with our staff or to support their organization on a going forward basis.

        As part of our information security offerings, we provide TEMPEST and Zone solutions to our clients. Our TEMPEST and Zone solutions involve modifying electronic equipment to eliminate or reduce electromagnetic radiation emanations to prevent electronic eavesdropping. This work is done in our Tewksbury, Massachusetts integration facility where we modify computer equipment and peripherals. The TEMPEST solution is designed to meet the standards set by the NSA.

        Our information security offerings also include a proprietary secure operating system called XTS, which we developed and customize to enable network administrators to control the access, data processing, and storage capability of multiple users across disparate networks with differing security levels. This operating system has been evaluated by the NSA and received a B3 rating. We are also in the process of updating and enhancing several of our other information security solutions, such as our High Assurance Web Guard, High Assurance Web Server, and High Assurance Directory Server solutions. We believe these solutions will augment our current XTS offering and meet our clients' continuing information security requirements.

        We also maintain three Special Compartmentalized Information Facilities, or SCIFs, which are specially designed and authorized to store U.S. government classified information and provide secure workspace, laboratory, and communications capabilities for classified-related work. Each of our SCIFs is accredited by U.S. intelligence agencies or military departments within the Department of Defense.

    Application Development and Integration Services and Solutions

        We provide application development and integration services and solutions that help our clients more efficiently run their organizations through the use of customized software applications. Our approach to providing application development and integration services and solutions is described in the following table:

Phase	Service/Solution	Description

Design/Develop	Application planning and strategy	•	We analyze our client's existing business and technology requirements.
		•	We recommend either that our client build a new, custom system or integrate a system based on customizing off-the-shelf software.

	Application development	•	For build strategies, we design and develop customized applications using a variety of software programming languages.

Implement	Application software procurement	•	For a solution that involves customizing off-the-shelf software, we procure an off-the-shelf application and customize it through additional programming to meet our client's specific requirements.

	Application deployment	•	We deploy applications in our client's network operating environment.

Integrate	Application	•	We integrate the application with the rest of our client's network hardware and integration software operating environment.
		•	We perform various tests to ensure proper functioning and interoperability within our client's network.

Manage	Application management	•	We perform various application support services, which can be delivered remotely from our premises or onsite, including:
• monitoring;
• maintenance;
• upgrading;
• modification; and
• troubleshooting.

Train	Application training	•	We train our client's personnel to provide the application development and integration functions listed above either in conjunction with our staff or to support their organization on a going forward basis.

        As part of our application development and integration services and solutions offerings, we have developed:

  •
  electronic web-based procurement systems that have significantly reduced procurement cycle time and submission costs for our clients;

  •
  logistics systems that register, forward, transport, validate, assign, and manage sensitive equipment;

  •
  financial systems that ensure compliance with all federal financial management regulations;

  •
  command and control systems that manage the mission critical aspects of weapons systems and their supporting operations; and

  •
  knowledge management systems.

        Our application development and integration services methodologies are based on the practice guidelines established within the capability maturity model, or CMM, advocated by the Software Engineering Institute, or SEI. The CMM assists organizations in the adoption and sustained use of standards of excellence for software development. We have established a data repository for software code that we have developed that may be reused in subsequent application development programs.

Intellectual Property

        We rely on a combination of patent and trade secret laws and contractual restrictions to protect our proprietary rights. We have filed a provisional patent application relating to our XTS operating system. There can be no assurance that we will be successful in obtaining patent protection for any of our intellectual property or that third parties will not challenge them. In addition, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued.

        We believe that we have a number of trade secrets that contribute to our success and competitive position, and we endeavor to protect the secrecy of this proprietary information. While we believe that retaining continuing protection of our trade secrets and confidential information is important, we are not materially dependent on any specific trade secret or group of trade secrets.

Clients

        We have a broad base of over 65 U.S. civilian, defense, and intelligence federal government agency clients on over 170 active engagements, across many defense, intelligence, and civilian agencies, which creates a diversified revenue stream. We have served many of our clients for over 10 years, and some for more than 30 years, which we believe fosters a stable and predictable business environment for us as we provide ongoing modifications and support for our solutions. We believe our long-standing relationships are due in large part to our technical expertise and proven performance on individual contracts, particularly in mission critical areas involving intelligence, national security, and other sensitive or classified government functions. We derived approximately 50% of our revenues from civilian agency clients, approximately 32% of our revenues from Department of Defense clients, and approximately 17% of our revenues from intelligence agency clients for the year ended December 31, 2003. Excluding our National Aeronautics and Space Administration, or NASA, Consolidated Space Operations Contract, or CSOC, contract, we derived approximately 43% of our revenues, as adjusted, from civilian agency clients, approximately 36% of our revenues, as adjusted, from Department of Defense clients, and approximately 20% of our revenues, as adjusted, from intelligence agency clients for the year ended December 31, 2003.

        Contracts for which we act as the prime contractor represented approximately 67% of our revenues for the year ended December 31, 2003. Excluding our NASA CSOC contract, contracts for which we act as the prime contractor represented approximately 77% of our revenues, as adjusted, for the year ended December 31, 2003.

        For the year ended December 31, 2003, our NASA CSOC contract accounted for 13% of our revenues and was the only contract that accounted for more than 10% of our revenues. Our NASA CSOC contract work is performed through a subcontract relationship with Lockheed Martin Corporation and will end in March 2004.

Backlog

        We define total backlog as the estimate of the sum of:

  •
  the amount of revenue we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise of option periods that we reasonably believe will be exercised, from signed contracts in hand as of the measurement date; and

  •
  the amount of revenue we expect to realize (i) over the remaining task order performance period and (ii) from the renewal of these task orders that we reasonably believe will be renewed, for a period not to exceed the ensuing five fiscal year ends, from signed task orders in hand as of the measurement date.

        We do not include in total backlog:

  •
  the expected amount of revenue that would be realized if, and when, we were successful in the re-compete of signed contracts in hand as of the measurement date;

  •
  the expected amount of revenue that would be realized from future unidentified growth on signed contracts and task orders in hand as of the measurement date; and

  •
  the expected amount of revenue to be realized from any information security solutions sales.

        Our total backlog was approximately $890 million and approximately $792 million as of December 31, 2003 and 2002, respectively. Excluding the backlog associated with our NASA CSOC contract from our total backlog, our total backlog was approximately $888 million and approximately $744 million as of December 31, 2003 and 2002, respectively.

        We define funded backlog as the portion of our backlog for which funding currently is appropriated and obligated to us under a signed contract or task order by the purchasing agency, or otherwise authorized for payment to us by a customer upon completion of a specified portion of work, less the amount of revenue we have previously recognized under the contract. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program or contract on a yearly or quarterly basis, even through the contract may call for performance over a number of years.

        Our funded backlog was approximately $117 million and approximately $109 million as of December 31, 2003 and 2002, respectively. Excluding the funded backlog associated with our NASA CSOC contract, our funded backlog was approximately $114 million and approximately $97 million as of December 31, 2003 and 2002, respectively.

Seasonality

        Our revenues, gross profit and operating income have typically been negatively affected in the quarter ending September 30, primarily due to lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal government fiscal year. We expect to continue to experience this seasonality and our future periods may be materially affected by it.

        Our revenues, gross profit, and operating income has typically been positively affected in the quarter ending December 31, primarily due to increased information security solutions sales. The increased solutions sales levels are attributable to purchases made by our clients in advance of the federal government fiscal year. Although we expect to continue to experience this seasonality, we cannot assure you that future periods will be positively affected by it.

Business Development

        Our business development organization, in cooperation with several of our other organizations, has designed systems and processes to successfully market, develop, and acquire contracts within the government sector. These systems and processes include the development and management of company-wide new business opportunity pipeline reports, the bid and proposal process, monthly agency and program account opportunity reviews, sales training, research, and competitive analyses.

        Our business development professionals are highly experienced in marketing to government clients and have extensive knowledge of both the services and solutions we offer, as well as the particular client's organization, mission culture, and technology initiatives. These professionals also possess a working knowledge of the rules governing the marketing limitations that are specific to the government arena. This includes knowledge of government funding systems, conflict of interest restrictions, procurement integrity limitations, and other pertinent procedural requirements designed to establish a competitive playing field and to ensure the appropriate use of public funds. In fulfilling its mission, the business development organization cooperates closely with the various operations groups and other support organizations.

        Our business development organization is responsible for managing the contract bidding process. For each new contract we bid for, members of our senior management team, along with the business development organization, go through the following three-step process:

  •
  opportunity identification;

  •
  target capture plan; and

  •
  proposal cycle.

        In the opportunity identification stage, we assess the value of and our likelihood of success in competing for a specific contract opportunity and consider, among other factors, our relationship with the specific agency, the strength of our services offering in relation to the contract requirements, potential competitors, and vulnerabilities of any existing contractor serving the client. In the target capture plan stage, we formalize an offer plan and assemble a program team to perform detailed competitive and investment return analyses. In the offer cycle stage, we conduct our formal bid proposal activities.

Competition

        Our key competitors include divisions of large federal information technology services contractors such as Computer Sciences Corporation, Electronic Data Systems Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, and Science Applications International Corporation, as well as a number of smaller federal information technology contractors with specialized capabilities, such as CACI International Inc, ManTech International Corporation, PEC Solutions, Inc., SRA International, Inc., and Anteon Corporation. Because of the diverse requirements of our U.S. government clients and the highly competitive nature of large procurement awards, companies frequently form teams to pursue contract opportunities. The same companies listed as our competitors will, at times, team with us in the pursuit of new business. We believe that the major competitive factors that affect our ability to compete are:

  •
  technical competencies;

  •
  knowledge of the client and their specific needs;

  •
  the reputation and results of past performance on similar engagements;

  •
  size;

  •
  key management and technical personnel;

  •
  number and level of security clearances; and

  •
  price.

        Although we believe that we compare favorably with our competitors based on these factors, we may not maintain our competitive position against current or potential competitors.

Employees

        Our ability to attract, train, and retain top quality employees is an important element in our ability to provide effective information technology services and solutions. As of December 31, 2003, we had approximately 1,650 employees, located in 30 states, Washington, D.C., and seven foreign countries. The depth and breadth of the security clearances held by our employees is instrumental in allowing us to compete for, and work on, classified projects. As of December 31, 2003, we had approximately 1,100 cleared personnel, of which approximately 54% possessed top secret-level clearances or above. In addition, we had approximately 120 additional initial clearances pending as of December 31, 2003, which would provide an initial clearance for approximately 120 of our personnel. We endeavor to be an employer of choice in the government information technology industry, and we intend to improve our recruitment and retention efforts through the use of stock options and other incentive plans. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Risk Factors

        Investing in our securities involves risk. Before making an investment in our securities, potential investors should carefully consider the following risks, as well as the other information included in or incorporated by reference into this report, including our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional risks and uncertainties not currently known to us, or risks that we currently deem immaterial, may also impair our business operations. Any of the risk factors described below could significantly and adversely affect our business and results of operations. As a result, the trading price of our securities could decline and you may lose all or part of your investment.

    We depend on contracts with U.S. government agencies for substantially all of our revenues. If our relationships with these agencies were harmed, our business would be adversely affected.

        Contracts funded by U.S. government agencies accounted for approximately 99% of our revenues for the year ended December 31, 2003. We believe that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or with the Department of Defense in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts and delivery orders, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenues and operating results could be materially harmed.

    We may not receive the full amount of our backlog, which could harm our business.

        Our total backlog includes both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts that we reasonably believe will be exercised. Congress often appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

        Our backlog was approximately $890 million as of December 31, 2003, of which approximately $117 million was funded. Excluding the backlog associated with our NASA CSOC contract, our backlog was approximately $888 million as of December 31, 2003, of which approximately $114 million was funded. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring at the end of calendar year 2015.

        There can be no assurance that our backlog will result in actual revenues in any particular period, or at all, or that any contract included in backlog will be profitable. This is because the actual receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenues from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The federal government's ability to select multiple winners under multiple award schedule contracts, government-wide acquisition contracts, blanket purchase agreements and other indefinite delivery/indefinite quantity, or IDIQ, contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that unfunded contract backlog will result in actual orders. The actual receipt of revenues on engagements included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. Moreover, under multiple award schedule contracts, government wide acquisition contracts, blanket purchase agreements, and other IDIQ contracts, the government is frequently not obligated to order more than a minimum quantity of goods or services.

        For example, our backlog as of December 31, 2001 included $10.9 million for a contract with a Department of Defense client that we believed at the time would continue through 2005. The contract was not renewed during 2002, and we only realized $1.1 million in pro forma revenue in 2002. This resulted in a $9.8 million reduction of our backlog during 2002 without a corresponding increase in revenue.

    Loss of our prime contractor position on one or more of our contracts would impair our operating results and our ability to win new business.

        We believe many of our clients have recently shown a preference for procuring services and solutions from only a limited number of contracts or schedules. If we were to lose our prime contractor position on any of our contracts, we could lose revenues and our ability to win new business and our operating results could be adversely affected.

    Most of our sales are made under contracts with limited initial terms. We may expend significant resources in connection with these contracts that we may not recover if our clients do not exercise their contract options.

        Our contracts typically have a one- or two-year initial term, with multiple options that are exercisable by our government clients to extend the contract for one or more years. For example, the initial term under our managed network services contract that we signed with the Federal Technology Service office of the GSA, or FTS, during 2002, was a one-year contract, with four subsequent one-year options. FTS has exercised the first two option years but we cannot assure you that FTS will exercise any of the remaining options on this contract, nor can we assure you that any of our other clients will exercise options under their contracts. Moreover, because we believe that our contracts with limited initial terms represent the early portion of longer client programs, we expend significant financial and personnel resources and expand our operations to be able to fulfill these programs beyond the initial contract term. If a significant number of our contracts are not extended beyond their initial terms, we may be unable to recover the costs we incurred, we would not recognize anticipated revenues, and our operating results would be harmed.

    The loss of key members of our senior management team could impair our relationships with government clients and disrupt the management of our business.

        We believe that our success depends on the continued contributions of the members of our senior management, including Ken S. Bajaj, our co-founder, Chairman, and Chief Executive Officer. We rely on our executive officers and senior management to generate business and ensure successful performance of our contracts. The loss of the services of Mr. Bajaj or one or more of our other executive officers or senior management members could have a material adverse effect on our financial performance and our ability to compete. In addition, the relationships and reputation that many members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good client relations and to identify new business opportunities. Although we have employment agreements with several members of our senior management, none of these contracts provide for a specific term of employment. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good client relations, and to otherwise manage our business.

    If we fail to attract and retain skilled employees, we might not be able to perform under our contracts, and we may lose revenues.

        The growth of our business and revenues depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced information technology and technical services skills and who work well with our government and defense clients. For example, networking engineers and security experts are in great demand throughout our industry and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be limited. If we encounter a tight labor market, as our predecessor did in the first half of the year ended December 31, 2000, we could be required to engage larger numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to staff an engagement with personnel that the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, we may not be able to recover our costs, and we may lose revenues.

    We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

        We operate in highly competitive markets and generally encounter intense competition to win contracts. For example, we must often discount our GSA schedule rates in order to secure contracts from many of our customers in competitive situations. We expect competition in our markets to increase as a result of a number of factors, including the entrance of new or larger competitors, including those formed through consolidation, who have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. These competitors could, among other things:

  •
  divert sales from us by winning very large-scale government contracts due to different or greater technical capabilities, past performance on large-scale contracts, geographic presence, price, and the availability of key professional personnel, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts;

  •
  force us to charge lower prices; and

  •
  adversely affect our relationships.

If we lose business to our competitors or are forced to lower our prices, our revenues, and our operating profits could decline.

        In addition, we may face competition from our subcontractors who, from time to time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor for us. If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it would divert sales from us and could force us to charge lower prices.

    If we are not successful in developing, or if we are delayed in introducing, new and enhanced solutions and features that keep pace with technology and our clients' needs and expectations, our sales and competitive position will suffer.

        The market for our solutions is characterized by rapidly changing technologies, frequent new product introductions, increasingly complex network environments, and evolving client requirements and industry standards. In order to remain competitive, we will need to introduce on a timely basis new solutions or product enhancements that offer significantly improved performance and features. We could damage our reputation and competitive position and experience reduced revenues if:

  •
  we are not able to develop new solutions;

  •
  we are delayed in introducing new or enhanced solutions, such as planned enhancements to our High Assurance Web Guard, High Assurance Web Server, and High Assurance Directory Server Solutions;

  •
  any manufacturer or supplier of equipment limits or eliminates our ability to apply TEMPEST and Zone solutions to its products and we are not able to find alternative equipment sources in a timely manner; or

  •
  we introduce new solutions which do not meet the evolving demands of our clients.

    We derive significant revenues from contracts awarded through a competitive procurement process, which can impose substantial costs upon us, and negatively impact our operating results.

        We derive significant revenues from federal government contracts that are awarded through a competitive procurement process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive procedures. Competitive procurements impose substantial costs and present a number of risks, including:

  •
  the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us; and

  •
  the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction, or modification of the awarded contract.

        The costs we incur in the competitive procurement process may be substantial and, to the extent we participate in competitive procurements and are unable to win particular contracts, these costs could negatively affect our operating results. In addition, GSA multiple award schedule contracts, government-wide acquisitions contracts, blanket purchase agreements, and other IDIQ contracts do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures. This competitive process may result in increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenues under the relevant contract.

    We may lose money on some contracts if we miscalculate the resources we need to perform under the contract.

        We provide services to the federal government under three basic types of contracts: time-and-materials, fixed-price, and cost-plus. For the year ended December 31, 2003, we derived approximately 44%, 47% and 9% of our revenues from time-and-materials, fixed-price, and cost-plus contracts, respectively. Excluding our NASA CSOC contract, for the year ended December 31, 2003, we derived approximately 50%, 39% and 11% of our revenues, as adjusted, from time-and-materials, fixed-price and cost-plus contracts, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

        For all three basic contract types, we bear varying degrees of risk associated with the assumptions we use to formulate our pricing for the work. To the extent our working assumptions prove inaccurate, we may lose money on the contract, which would adversely affect our operating results. For example, we miscalculated the costs we would incur to provide telecommunications circuits in connection with our NASA CSOC contract and, as a result, the total costs to perform under the contract exceeded the contract's fixed fee revenue through December 31, 2003.

    Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

        We estimate that revenues derived from contracts in which we acted as a subcontractor to other companies represented approximately 33% of our revenues for the year ended December 31, 2003. We expect to continue to depend on relationships with other contractors for a portion of our revenues in the foreseeable future. The reduction or elimination of any of our subcontractor relationships could adversely affect our business and prospects. For example, in connection with our NASA CSOC contract, we were recently involved in litigation with Lockheed Martin Space Operations Company regarding disputed charges under the contract. Although this litigation has been settled, it could adversely affect our ability to team with Lockheed Martin Space Operations Company in the future.

    If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

        As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our clients. We estimate that revenues derived from work performed by our subcontractors represented approximately 18% of our revenues for the year ended December 31, 2003. Excluding our NASA CSOC contract, we estimate that revenues derived from work performed by our subcontractors represented approximately 7% of our revenues, as adjusted, for the year ended December 31, 2003. If one or more of our subcontractors fail to perform satisfactorily the agreed-upon services on a timely basis, or violate government contracting policies, laws, or regulations, our ability to perform our obligations or meet our clients' expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for the work performed. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A default termination could expose us to liability for the agency's costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts.

    Unfavorable government audit results could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our clients.

        The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency, or the DCAA. An unfavorable audit of us or our subcontractors could have a substantial adverse effect on our operating results. For example, any costs which were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded and future operating margins may be reduced.

        Our incurred cost submissions have been audited by the DCAA through December 31, 2001. Costs for which we were reimbursed after January 1, 2002 may be subsequently disallowed upon the completion of future audits. In addition, non-audit review by the U.S. government may still be conducted on all of our government contracts.

        If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true.

    If we experience systems or services failures, our reputation could be harmed and our clients could assert claims against us for damages or refunds.

        We create, implement, and maintain information technology solutions that are often critical to our clients' operations, some of which involve U.S. government-classified or other sensitive information and work. We have experienced and may in the future experience some systems or services failures, schedule or delivery delays, and other problems in connection with our work. If our solutions, services, or other applications have significant defects or errors, are subject to delivery delays, or fail to meet our clients' expectations, we may:

  •
  lose revenues due to adverse client reactions;

  •
  be required to provide additional services to clients at no charge;

  •
  receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; or

  •
  suffer claims for substantial damages.

        Many, although not all, of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our clients. We cannot assure you, however, that these contractual provisions will be legally sufficient to protect us if we are sued. In addition, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of claims. The successful assertion of any large claims against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, and may harm our reputation.

    Security breaches in sensitive government systems could result in the loss of clients and negative publicity.

        Many of the systems we develop, install, and maintain involve managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install, and maintain could materially reduce our revenues.

    Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business.

        Some government contracts require us to maintain facility security clearances, and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, the government client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain or maintain the required security clearances for a particular contract, or we fail to obtain them on a timely basis, we may not derive the revenues anticipated from the contract, which, if not replaced with revenues from other contracts, could harm our operating results. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we will be unable to perform that contract and we may not be able to compete for or win new contracts for similar work.

    Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

        We expect our revenues and operating results to vary from quarter to quarter. As a consequence, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this "Risk Factors" section of this prospectus and others such as:

  •
  fluctuations in revenues earned on contracts;

  •
  variability in demand for our services and solutions;

  •
  seasonal fluctuations in our staff utilization rates;

  •
  seasonal fluctuations in our information security solutions sales;

  •
  commencement, completion, or termination of contracts during any particular quarter;

  •
  variable purchasing patterns under GSA schedule contracts, government-wide acquisition contracts, blanket purchase agreements, and other IDIQ contracts;

  •
  delays in commencement of contracts during any particular quarter;

  •
  changes in contract requirements;

  •
  strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

  •
  changes in the extent to which we use subcontractors; and

  •
  changes in presidential administrations and senior federal government officials that affect the timing of technology procurement.

        Reductions in revenues in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not receive corresponding payments in that same quarter. We may also incur additional expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner.

    We depend on our intellectual property and our failure or inability to protect it could enable competitors to market services and solutions with similar features that may reduce demand for our services and solutions.

        Our success and competitiveness are dependent to a significant degree upon the protection of our internally developed technology, proprietary processes, and other intellectual property that we utilize to provide our services and incorporate in our solutions. If we are unable to protect our intellectual property, our competitors could market services or solutions similar to our services and solutions, which could reduce demand for our offerings.

        Federal government clients typically retain a perpetual, world-wide, royalty-free license to use the intellectual property we develop for them, including providing it to our competitors in connection with their performance of other federal government contracts. Federal government clients typically grant contractors the right to use and commercialize software developed with federal funding. However, if we were to improperly use intellectual property even partially funded by the federal government, the federal government could seek damages from us, sanction us, or prevent us from working on future government contracts.

        We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the U.S. Others, including our employees, may circumvent the protections provided by trade secrets and other intellectual property that we own. Although we require our new employees to execute non-disclosure and intellectual property assignment agreements, many of our employees hired by our predecessor have not executed such agreements. In addition, these agreements may not be legally or practically sufficient to protect our rights. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources, with no assurance of success. If we are unable to protect our proprietary rights against unauthorized use by others, our reputation may be damaged and our competitive position may be significantly harmed.

    We may be harmed by intellectual property infringement claims.

        We may become subject to claims from our employees or third parties who assert that software and other forms of intellectual property that we use in delivering services and solutions to our clients infringe upon intellectual property rights of such employees or third parties. Our employees develop much of the software and other forms of intellectual property that we use to provide our services and solutions to our clients, but we also license technology from other vendors. If our vendors, our employees, or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims. In addition, if any of these infringement claims are ultimately successful, in addition to paying damages, we could be required to do the following, each of which could entail incurring a significant expense or result in a significant reduction in revenues:

  •
  cease selling or using services or solutions that incorporate the challenged software or technology;

  •
  obtain a license or additional licenses from our vendors or other third parties; or

  •
  redesign our services and solutions that rely on the challenged software or technology.

        In addition, we do not own a federal trademark registration for the DigitalNet service mark or trademark. If a third party challenges our right to use our name, we may be prevented from using the name or may be subject to other remedies sought by any such party. If a third party is successful in challenging the use of the DigitalNet name, in addition to paying damages, we could be required to change our corporate name, which could:

  •
  cause us to incur significant expense;

  •
  adversely affect our brand recognition; and

  •
  adversely affect our development of goodwill.

    If we make strategic acquisitions or investments, we could assume additional liabilities or have integration problems.

        One of our strategies is to pursue growth through acquisitions. On February 5, 2004 we announced that we had entered into a definitive agreement to acquire User Technology Associates, Inc. We expect to consider acquisitions in the future. In connection with the User Technology Associates acquisition and any acquisition or investment we may make in the future, we may:

  •
  issue stock that would dilute your stock ownership;

  •
  incur debt that would restrict our cash flow;

  •
  assume liabilities;

  •
  incur large and immediate write-offs;

  •
  experience problems combining the purchased operations, technologies or products with our business;

  •
  incur unanticipated costs;

  •
  divert management's attention from our core business;

  •
  experience risks associated with entering markets in which we have no or limited prior experience; and

  •
  lose key employees from the purchased organizations.

    Changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

        We derive substantially all of our revenues from contracts funded by federal government agencies. For the year ended December 31, 2003, civilian agency clients accounted for approximately 50% of our revenues, Department of Defense clients accounted for approximately 32% of our revenues, and national security and intelligence agency clients accounted for approximately 17% of our revenues. Excluding the NASA CSOC contract, for the year ended December 31, 2003, civilian agency clients accounted for approximately 43% of our revenues, Department of Defense clients accounted for approximately 36% of our revenues, and national security and intelligence clients accounted for approximately 20% of our revenues. We believe that contracts with federal government agencies, and defense agencies in particular, will continue to be the primary source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies or the U.S. defense budget could directly affect our financial performance. For example, the reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Among the factors that could harm our business are:

  •
  curtailment of the federal government's use of technology services firms;

  •
  a significant decline in spending by the federal government, in general, or by specific agencies such as the Department of Defense;

  •
  reductions in federal government programs or requirements;

  •
  a shift in spending to federal programs and agencies that we do not support or where we currently do not have contracts;

  •
  delays in the payment of our invoices by government payment offices;

  •
  federal governmental shutdowns, such as the shutdown that occurred during the government's 1996 fiscal year, and other potential delays in the government appropriations process; and

  •
  general economic and political conditions, including any event that results in a change in spending priorities of the federal government.

        These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which could cause us to lose revenues. In addition, any limitations imposed on spending by U.S. government agencies that result from efforts to reduce the federal deficit may limit both the continued funding of our existing contracts and our ability to obtain additional contracts. Our backlog consists almost exclusively of contracts with federal departments and agencies, and the continuation of these contracts, or award of additional contracts from these agencies, could be materially harmed by federal government spending reductions or budget cutbacks at these departments or agencies.

    Federal government contracts contain provisions giving government clients a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

        Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to:

  •
  terminate existing contracts, with short notice, for convenience, as well as for default;

  •
  reduce orders under or otherwise modify contracts;

  •
  for larger contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor during negotiations furnished cost or pricing data that was not complete, accurate, and current;

  •
  for GSA multiple award schedule contracts, government-wide acquisition agreements, and blanket purchase agreements, demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process, or reduce the contract price under certain triggering circumstances, including the revision of pricelists or other documents upon which the contract award was predicated, the granting of more favorable discounts or terms and conditions than those contained in such documents, and the granting of certain special discounts to certain clients;

  •
  terminate our facility security clearances and thereby prevent us from receiving classified contracts;

  •
  cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

  •
  decline to exercise an option to renew a multi-year contract or issue task orders in connection with IDIQ contracts;

  •
  claim rights in solutions, systems, and technology produced by us;

  •
  prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors or the existence of conflicting roles that might bias a contractor's judgment;

  •
  subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract; and

  •
  suspend or debar us from doing business with the federal government.

        If a federal government client terminates one of our contracts for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government client were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts or suspend or debar us from doing business with the federal government, our revenues and operating results would be materially harmed.

    Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

        We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which affect how we do business with our federal government clients and may impose added costs on our business. Among the most significant laws and regulations are:

  •
  the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts;

  •
  the Truth in Negotiations Act, which requires certification and disclosure of all cost or pricing data in connection with some contract negotiations;

  •
  the Cost Accounting Standards, which impose cost accounting requirements that govern our right to reimbursement under some cost-based government contracts; and

  •
  laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified solutions and technical data.

        If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including the termination of our contracts, the forfeiture of profits, the suspension of payments owed to us, fines, and our suspension or debarment from doing business with federal government agencies. In particular, the civil False Claims Act provides for treble damages and potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval, or makes a false statement in order to get a false or fraudulent claim paid or approved by the government. Actions under the civil False Claims Act may be brought by the government or by other persons on behalf of the government. These provisions of the civil False Claims Act permit parties, such as our employees, to sue us on behalf of the government and share a portion of any recovery. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the government, each of which could lead to a material reduction in our revenues.

    The adoption of new procurement laws or regulations could reduce the amount of services that are outsourced by the federal government and cause us to experience reduced revenues.

        New legislation, procurement regulations, or labor organization pressure could cause federal agencies to adopt restrictive procurement practices regarding the use of outside information technology providers. The American Federation of Government Employees, the largest federal employee union, strongly endorses legislation that may restrict the procedure by which services are outsourced to government contractors. One such proposal, the Truthfulness, Responsibility, and Accountability in Contracting Act, or TRAC, would have effectively reduced the volume of services that is outsourced by the federal government by requiring agencies to give in-house government employees expanded opportunities to compete against contractors for work that could be outsourced. Although the TRAC legislation did not pass committee in either house of Congress last term, and it has not been reintroduced in the current term, if TRAC, or similar legislation, were to be enacted, it would likely reduce the amount of information technology services that could be outsourced by the federal government, which could materially reduce our revenues.

    We may not be able to generate adequate cash to service our existing indebtedness and any additional future indebtedness.

        We have a significant amount of debt outstanding, including approximately $81.3 million of outstanding indebtedness under our 9% senior notes due 2010. We anticipate that by the end of March 2004 we will borrow up to an additional $35 million from our $50 million revolving credit facility in connection with the closing of the User Technology Associates acquisition. You should be aware that this level of debt could have important consequences to you. Below we have identified some of the material potential consequences resulting from this significant amount of debt:

  •
  on an annual basis, approximately $7.3 million of our cash flow from operations must be dedicated to the payment of interest under the 9% senior notes due 2010, thereby reducing the amount of cash we have available for other purposes, including reinvestment in the company;

  •
  On an annual basis and assuming we close the User Technology Associates acquisition, approximately $1.8 million of our cash flow will be used to service the $35 million of borrowings we expect to incur in connection with the acquisition (assuming an interest rate of approximately 5%);

  •
  we will be required to repay $81.3 million in respect of the 9% senior notes due 2010 when they mature in 2010;

  •
  to the extent we incur additional debt, we will need to dedicate additional cash flow from operations to the repayment and servicing of such debt;

  •
  we may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

  •
  our ability to adjust to changing market conditions may be hampered;

  •
  we may be at a competitive disadvantage compared to our less leveraged competitors; and

  •
  we may be vulnerable to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our credit facility, the impact of increases in interest rates.

        Our ability to repay or refinance our debt, including the 9% senior notes due 2010, depends on our successful financial and operating performance and the availability of financing through our credit facility. We cannot assure you that our business strategy will succeed or that we will achieve our anticipated financial results. Our financial and operating performance depends upon a number of factors including those listed in this "Risk Factors" section of this prospectus, many of which are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on our satisfaction of the covenants and other conditions in our credit facility and other agreements we may enter into in the future.

        We cannot assure you that we will continue to generate sufficient cash flow from operations or that we will be able to borrow funds under our credit facility in amounts sufficient to enable us to service our debt, including the 9% senior notes due 2010, or meet our working capital and capital expenditure requirements. We must satisfy borrowing base restrictions in order to borrow additional amounts under our credit facility. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, including the 9% senior notes due 2010, or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all.

    Under our credit facility, we will be able to incur more indebtedness, which may intensify the risks associated with our substantial leverage, including our ability to service our indebtedness.

        We and our subsidiaries will be able to incur substantial additional indebtedness in the future, including up to the greater of (i) $60.0 million and (ii) specified percentages of our accounts receivable under our credit facility. Although our ability to incur additional debt will be restricted under the covenants contained in our credit facility and the indenture governing the 9% senior notes due 2010, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

    Covenants in the financing agreements governing our debt, including the 9% senior notes due 2010 and our credit facility, may restrict our financial and operating flexibility and any event of default could cause acceleration of amounts outstanding under these agreements and have a material adverse effect on our business.

        Our financing agreements, including the 9% senior notes due 2010 and our credit facility, contain covenants that limit or restrict our and our subsidiaries' operating and financial activities.

        Our credit facility contains customary affirmative and negative covenants, including financial covenants that we are required to meet, including a consolidated total leverage ratio; a consolidated fixed charge coverage ratio; and a minimum net worth covenant. Those covenants also restrict certain of our corporate activities, including, among other things, our ability to: make acquisitions, merge or consolidate with other entities, dispose of assets, incur additional indebtedness, pay dividends, create liens, make investments, make capital expenditures, and engage in certain transactions with affiliates. The credit agreement also contains customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control and material inaccuracy of representations and warranties.

        The indenture governing the 9% senior notes due 2010 restricts, among other things, our ability to pay dividends on, or redeem or repurchase, our stock, incur additional debt or sell preferred stock, create liens, restrict dividend payments or other payments from subsidiaries to us, engage in consolidations and mergers or sell or transfer assets, make specified types of investments, apply net proceeds from certain asset sales, create unrestricted subsidiaries, and engage in transactions with our affiliates.

        Our ability to satisfy the covenants and other conditions in our credit facility can be affected by events beyond our control, and we cannot assure you that we will satisfy them. If we cannot comply with the financial covenants in our credit facility, we may not be able to borrow under this facility. In addition, failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit the lenders under the applicable agreement to declare amounts outstanding under such agreements to be due and, in the case of our credit facility, the lenders could proceed against the assets that are pledged. We have pledged substantially all of our assets, including the stock of our subsidiaries, to secure the debt under our credit facility. If our creditors decide to exercise their rights, we cannot assure you that our assets would be sufficient to pay that debt and other debt, including the 9% senior notes due 2010.

        In addition, in the event of a default, the lenders under our credit facility will, and any future lenders may, be able to terminate any commitments they made to supply us with further funds. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the 9% senior notes due 2010. In addition, the limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be able to obtain waivers or amendments of our financing agreements, if necessary, at acceptable terms or at all. Any event of default could have a material adverse effect on our business.

    We may not be able to finance a change of control offer as required by the indenture governing the 9% senior notes due 2010, which would result in defaults under the indenture governing the 9% senior notes due 2010 and our credit facility and may require us to repay any debt then outstanding under our credit facility. Any event of default could have a material adverse effect on our business.

        Upon a change of control under the indenture governing the 9% senior notes due 2010, we will be required to offer to repurchase all of the 9% senior notes due 2010 then outstanding at 101% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date. Prior to repurchasing any of the 9% senior notes due 2010, we must either repay all debt under our credit facility or obtain the required consents from the applicable lenders to allow us to repurchase the 9% senior notes due 2010. In such circumstances, we cannot assure you that we would have the financial resources available to repay our credit facility and any other debt that would become payable upon a change of control and to repurchase all of the 9% senior notes due 2010 at the required premium. Our failure to do so would constitute an event of default under the indenture and, accordingly, under our credit facility. Any event of default could have a material adverse effect on our business.

Available Information

        Our internet address is www.digitalnet.com. We make available free of charge on or through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. PROPERTIES

        Our executive offices and principal operations are located at 2525 Network Place in Herndon, Virginia. We occupy approximately 273,000 square feet of leased space in Virginia, Massachusetts, Maryland, Alabama, Colorado, Washington, D.C., Hawaii, Ohio, and Illinois. We also occupy government-provided facilities in a variety of locations to support ongoing contracts, and we maintain three Special Compartmentalized Information Facilities. Our Tewksbury, Massachusetts facility houses our TEMPEST and Zone activities and holds certification under the International Organization for Standards 9001, which is an international quality standard for sales, production, installation and distribution. We do not own any real estate and maintain flexibility in facility occupancy through termination options concurrent with contract terms in many of our leases. We believe that our facilities are adequate to meet our current needs, and that additional facilities will be available as we expand in the future.

Item 3. LEGAL PROCEEDINGS

        From time to time, we are involved in various legal proceedings concerning matters arising in the ordinary course of business. We believe that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to the stockholders during the fourth quarter of 2003.

PART II

Item 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Since October 10, 2003, our common stock has been publicly traded on the Nasdaq National Market under the symbol "DNET." Prior to October 10, 2003, our common stock was not publicly traded. From October 10, 2003 to December 31, 2003, the range of high and low prices of our common stock as reported by the Nasdaq for the 4th quarter of 2003 was $17.13 (low) and $24.20 (high).

        As of March 15, 2004, there were approximately 15 holders of record of our common stock. The number of holders of record of our common stock is not representative of the number of beneficial holders because many shares are nominally owned by depositories, brokers or nominees for the benefit of many beneficial holders.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future. DigitalNet Holdings, Inc. is a holding company and relies upon dividends from DigitalNet, Inc. and its subsidiaries for substantially all of its cash requirements. Under the terms of our 2003 credit facility, DigitalNet, Inc. is not permitted to pay dividends to DigitalNet Holdings, Inc. that are in turn used to pay dividends declared by DigitalNet Holdings, Inc. As a result, DigitalNet Holdings, Inc. is effectively prevented from paying dividends to our stockholders by the terms of our 2003 credit facility. Additionally, the indenture under which our 9% senior notes due 2010 were issued contains covenants that could under certain circumstances restrict the ability of DigitalNet, Inc. to pay dividends to DigitalNet Holdings, Inc.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2003 regarding our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted-Average Exercise price of outstanding options, warrants and rights. (b)	Number of Securities remaining available for future issuance (excluding securities reflected in column (a)). (c)
Equity Compensation Plans:
Approved by Security holders	311,125 shares	$11.75 per share	62,291 shares *
Not approved by Security holders	—	—	—

*
Under the terms of our Amended and Restated 2003 Stock Incentive Plan, an additional 325,803 shares became available for issuance as of January 1, 2004.

Unregistered Sales of Securities

        There were no unregistered sales of our common stock during the 4th quarter of 2003.

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the related notes, included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. Our consolidated statement of operations data and other financial data for the period from September 7, 2001 (inception) through December 31, 2001 and for the years ended December 31, 2002 and 2003 and the balance sheet data as of December 31, 2002 and 2003 are derived from our audited consolidated financial statements that are included elsewhere in this Form 10-K.

        The statement of operations data and other financial data for DigitalNet Government Solutions, LLC for the years ended December 31, 2000 and 2001 and the period from January 1, 2002 through November 25, 2002 and the balance sheet data as of December 31, 2000 and 2001 and as of November 25, 2002 are derived from the consolidated financial statements of DigitalNet Government Solutions, LLC, which have been audited and are included elsewhere in this Form 10-K. The balance sheet data as of December 31, 1999 and 2000 and the statement of operations data and the other financial data for DigitalNet Government Solutions, LLC for the year ended December 31, 1999 are derived from audited consolidated financial statements that are not included in this Form 10-K.

DigitalNet Holdings, Inc.
Selected Data Table
(amounts in thousands, except share and per share data)

	Predecessor				DigitalNet Holdings, Inc.
	1999	2000	2001	Period from January 1, 2002 through November 25, 2002	Period from inception through December 31, 2001	Year ended December 31, 2002 (1)	Pro forma year ended December 31, 2002 (2)	Year ended December 31, 2003
							(unaudited)
Statement of Operations Data:
Revenues	$396,080	$361,818	$346,773	$333,910	$—	$33,903	$367,813	$336,261
Costs of revenues	320,271	313,028	277,087	262,389	—	26,951	288,018	266,786

Gross profit	75,809	48,790	69,686	71,521	—	6,952	79,795	69,475
Operating expenses:
Selling, general and administrative	43,992	44,534	36,671	30,407	705	5,483	35,324	45,188
Acquisition, integration, and related expenses	—	—	—	—	—	921	921	—
Amortization of intangibles (3)	6,023	5,378	4,239	—	—	800	10,511	10,594

Total operating expenses	50,015	49,912	40,910	30,407	705	7,204	46,756	55,782

Income (loss) from operations	25,794	(1,122)	28,776	41,114	(705)	(252)	33,039	13,693

Other income (expense):
Interest income	421	7,603	4,852	1,960	7	29	1,989	202
Interest expense	—	—	—	—	—	(1,517)	(15,126)	(24,293)
Other expense, net	(221)	(6)	(806)	(16)	—	—	(16)	(37)

Total other income (expense)	200	7,597	4,046	1,944	7	(1,488)	(13,153)	(24,128)

Income (loss) before provision for income taxes	25,994	6,475	32,822	43,058	(698)	(1,740)	19,886	(10,435)
Provision for income taxes	11,586	4,617	14,547	16,245	—	332	7,403	328

Net income (loss) (3)	$14,408	$1,858	$18,275	$26,813	(698)	(2,072)	12,483	(10,763)

Dividends and accretion on preferred stock, net					—	(11,752)	(5,822)	(7,474)

Net income (loss) attributable to common stockholders					$(698)	$(13,824)	$6,661	$(18,237)

Earnings (loss) per common share:
Basic earnings (loss) per common share					$(0.48)	$(5.71)	$1.37	$(2.32)

Basic weighted average common shares outstanding					1,457,697	2,421,324	4,850,822	7,845,438

Diluted earnings (loss) per common share					$(0.48)	$(5.71)	$1.28	$(2.32)

Diluted weighted average common shares outstanding					1,457,697	2,421,324	5,197,003	7,845,438

Pro forma basic and diluted loss per common share (4)								$(0.37)

Pro forma basic and diluted weighted common shares outstanding (4)								10,849,422

Balance Sheet Data (at period end):
Cash and cash equivalents	$5,733	$5,508	$6,035	$5,873	$463	$3,894		$23,635
Working capital	40,078	42,976	46,726	56,156	376	(27,481)		58,406
Total assets	193,828	210,538	189,855	196,556	575	286,781		300,260
Total debt, including current portion	—	—	—	—	—	127,002		81,250
Redeemable convertible securities	—	—	—	—	—	95,437		—
Total stockholders' equity	138,847	138,161	126,673	152,211	470	1,050		159,453
Other Financial Data:
Capital expenditures	$5,654	$10,453	$6,824	$13,963	$22	$207		$7,302

(1)
On November 26, 2002 we acquired all of the membership interests of DGS. Our results of operations for the year ended December 31, 2002 include the operating results of DGS from November 26, 2002 through December 31, 2002, along with our operating results for the entire year ended December 31, 2002.
(2)
See unaudited pro forma consolidated financial information on the subsequent pages.
(3)
On January 1, 2002, DGS adopted SFAS No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill no longer be amortized. If SFAS No. 142 had been effective for the years ended December 31, 2000 and 2001, net income would have increased by approximately $5.4 million and $4.2 million, respectively, resulting in net income of approximately $7.2 million and $22.5 million, respectively.
(4)
The pro forma basic and diluted net loss per common share is computed using the pro forma net income (loss) attributable to common stockholders and the pro forma basic and diluted weighted average number of common shares outstanding during the period. The pro forma net income (loss) attributable to common stockholders and the pro forma basic and diluted weighted average common shares assumes the conversion of the Class A Preferred Stock into common stock as of January 1, 2003.

Unaudited Pro Forma Consolidated Financial Information

        On November 26, 2002, we acquired all of the membership interests of DigitalNet Government Solutions, LLC (DGS, formerly Getronics Government Solutions, L.L.C.). The DGS results of operations have been included in our consolidated statement of operations for the year ended December 31, 2002 from the date of acquisition. The pro forma statement of operations for the year ended December 31, 2002 presented below represents our pro forma statement of operations giving effect to the acquisition of our predecessor, Getronics Government Solutions, L.L.C. and the related financing transactions as if such transactions had occurred on January 1, 2002. Although this approach is not consistent with generally accepted accounting principles, we believe it is the most practical way to comment on the results of operations for 2002.

        The unaudited pro forma consolidated financial information provided below is based upon assumptions and estimates which we believe are reasonable. In our opinion, all adjustments have been made that are necessary to present fairly the pro forma data. This unaudited pro forma consolidated financial information is presented for informational purposes only and is not indicative of either future results of operations or results that might have been achieved if the transactions had been consummated as of January 1, 2002. The pro forma consolidated financial information should be read in connection with our historical consolidated financial statements and those of DGS, together with the related notes thereto, that are included elsewhere in this Form 10-K.

Unaudited Pro Forma Consolidated Statement of Operations
(Dollars in Thousands)

	DigitalNet historical for the year ended December 31, 2002 (A)	DigitalNet Government Solutions, LLC historical for the period from January 1, 2002 through November 25, 2002	Acquisition and related financing adjustments			Pro forma for the year ended December 31, 2002
Revenues	$33,903	$333,910	$—			$367,813
Costs of revenues	26,951	262,389	(1,322)	(B	)	288,018

Gross profit	6,952	71,521	1,322			79,795

Operating expenses:
Selling, general, and administrative	5,483	30,407	(566)	(B	)	35,324
Acquisition and related expenses	921	—	—			921
Amortization of intangibles	800	—	9,711	(C	)	10,511

Total operating expenses	7,204	30,407	9,145			46,756

Income from operations	(252)	41,114	(7,823)			33,039
Other income and (expense):
Interest income	29	1,960	—			1,989
Interest expense	(1,517)	—	(13,609)	(D	)	(15,126)
Other expense	—	(16)	—			(16)

Total other income (expense), net	(1,488)	1,944	(13,609)			(13,153)

Income (loss) before provision for income taxes	(1,740)	43,058	(21,432)			19,886
(Provision) benefit for taxes	(332)	(16,245)	9,174	(E	)	(7,403)

Net loss	$(2,072)	$26,813	$(12,258)			$12,483

Dividends and accretion on preferred stock	(11,752)		5,930	(F	)	(5,822)

Net income (loss) attributable to common stockholders	$(13,824)	$26,813	$(6,328)			$6,661

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(5.71)					$1.37

Weighted average common shares outstanding	2,421,324			(G	)	4,850,822

Diluted earnings (loss) per common share	$(5.71)					$1.28

Weighted average common shares outstanding	2,421,324			(H	)	5,197,003

        (A)  On November 26, 2002 we acquired all of the membership interests of DGS. Our results of operations for the year ended December 31, 2002 include the operating results of DGS from November 26, 2002 through December 31, 2002, along with our operating results for the entire year ended December 31, 2002.

        (B)  Reflects the elimination of the pension and post-retirement medical and life insurance expense recognized by DGS in its historical financial statements. Immediately prior to the acquisition, DGS transferred all liabilities and assets related to these plans to its former parent, GetronicsWang Co., LLC.

        (C)  Reflects the amortization of identifiable intangible assets resulting from the allocation of the DGS purchase price.

        (D)  Reflects the additional interest expense on the indebtedness incurred to finance the acquisition of DGS.

        (E)  Reflects the incremental provision (benefit) for state and federal income taxes.

        (F)  Reflects the additional dividends on Class A Preferred Stock issued to finance the acquisition of DGS and Class B Preferred Stock issued as consideration in the purchase of DGS and eliminates the one-time accretion to record the Class A

Preferred Stock at its redemption value recognized in the DigitalNet Holdings, Inc. historical statements for the year ended December 31, 2002.

        (G)  The pro forma basic weighted average common shares outstanding reflects the issuance of 2,371,025 shares of common stock issued in connection with the financing of our acquisition of DGS, as if the shares had been issued on January 1, 2002. The basic weighted average common shares also includes the effect of 676,666 shares of carried stock issued in connection with the financing of our acquisition of DGS as if such shares had been issued on January 1, 2002, with assumed vesting beginning on January 1, 2002. For additional information regarding the carried stock, see footnote 9 to our audited consolidated financial statements included elsewhere in this Form 10-K.

        (H)  The calculation of pro forma diluted weighted average common shares outstanding reflects the treasury stock effect of warrants to purchase 94,868 shares of common stock as if such warrants had been issued on January 1, 2002 and the treasury stock effect of unvested shares of reserved stock and carried stock issued prior to our acquisition of DGS and unvested shares of restricted stock issued in 2002 based upon their respective issue dates. The treasury stock effect of 532,167 unvested shares as of December 31, 2002 of reserved stock and carried stock issued in connection with the DGS acquisition have not been included in the calculation of the diluted weighted average shares outstanding because such effect is anti-dilutive. For additional information regarding the reserved stock, carried stock and restricted stock, see footnote 9 to our audited consolidated financial statements included elsewhere in this Form 10-K.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        You should read the following discussion of the financial condition and results of operations of DigitalNet Holdings, Inc. and its predecessor, DigitalNet Government Solutions, LLC, in conjunction with their respective consolidated financial statements and the related notes, "Unaudited Pro Forma Consolidated Financial Information" and "Selected Financial Data" included elsewhere in this Form 10-K. This discussion contains forward looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate and that apply to an investment in our common stock, please read "Risk Factors" in Part I, Item 1 of this report.

Overview

        We are a leading provider of strategic consulting, managed network, information security, and application development services and solutions to U.S. civilian, defense and intelligence federal government agencies as measured by our revenues. Our comprehensive information technology services and solutions allow our federal government clients to outsource some or all of the activities relating to the design, implementation, integration, management, and security of their computer networks and systems. We are focused on increasing network reliability, reducing overall network costs, and simplifying timely migration of mission critical network computing environments to new technologies.

        In November 2002, we purchased DigitalNet Government Solutions, LLC, formerly known as Getronics Government Solutions, L.L.C., for $216.9 million, consisting of $183.4 million in cash and shares of our Class B Preferred Stock with an aggregate liquidation preference of $33.5 million. The cash portion of the purchase price and associated transaction costs were financed by a $63.6 million investment in our common stock and Class A Preferred Stock by GTCR, Ken S. Bajaj and Jack Pearlstein and their family entities, a $44.0 million bridge loan under our senior subordinated bridge facility, and approximately $82.9 million of borrowings under our then existing $105.0 million senior credit facility.

        On July 3, 2003, we applied the net proceeds from the sale of $125.0 million of our 9% senior notes due 2010 to repay the indebtedness under our subordinated bridge facility and the term loan portion of our senior credit facility. Concurrent with the completion of the sale, we entered into our current credit facility, which provides us with up to $50.0 million in borrowings.

        On October 16, 2003, we completed the initial public offering of our common stock and issued 5,750,000 shares at $17.00 per share, which generated proceeds, net of offering costs, of approximately

$89.1 million. The net proceeds of our initial public offering, together with proceeds of $848,000 from the repayment of certain management notes, were used to redeem $43.8 million in aggregate principal amount of our outstanding 9% senior notes due 2010 for approximately $47.7 million, or 109% of the aggregate principal amount of the notes being redeemed, and $27.0 million was used to purchase all of our outstanding Class B Preferred Stock. We expect to use the remaining proceeds of our initial public offering for general corporate purposes, including working capital and acquisition funding.

        In September 1997, our predecessor was awarded a five-year contract with the INS to provide managed network services. In March 2002, the INS and the GSA began the process of re-competing this contract as a blanket purchase agreement under the GSA Information Technology Schedule. Our predecessor was notified in September 2002 that it was not awarded the re-competed contract.

        In November 1998, Lockheed Martin awarded a subcontract to our predecessor to provide managed network services and telecommunications circuits to NASA under the NASA CSOC contract. The base period of this subcontract ended on December 31, 2003. The contract was subsequently extended on a time-and-materials basis through March 31, 2004.

        Our total backlog was approximately $890.2 million as of December 31, 2003, of which approximately $117.1 million was funded. Excluding our NASA CSOC contract, our total backlog was approximately $887.5 million and our funded backlog was approximately $114.3 million as of December 31, 2003. We expect to realize the remaining approximately $2.7 million of the backlog associated with our NASA CSOC contract as of December 31, 2003 as revenue during the first three months of 2004. The NASA CSOC contract originally was scheduled to end on December 31, 2003, but was extended on a time-and-materials basis through March 31, 2004. Our backlog provides us with significant visibility and allows us to better manage our business. We review our backlog on a monthly basis to determine if any adjustments are necessary. Each year a significant portion of our revenues is derived from our total backlog, and a significant portion of our backlog represents work related to the continuation of managed network services and solutions under contracts or projects where we are the incumbent provider. We hold a number of contracts that provide for multiyear revenues. These contracts generate revenues over an initial base period, with one or more subsequent option periods, which may or may not be exercised by our customers. Revenues generated over a base period may or may not exceed the revenues generated over the sum of the option periods.

        Contracts funded by U.S. government agencies account for substantially all of our revenues. The pricing environment for our products and services has not fluctuated significantly over the past three years. For the year ended December 31, 2003, we derived approximately 67% of our revenues from contracts in which we acted as the prime contractor. We enter into three basic types of contracts: time-and-materials, fixed price, and cost plus.

        Under time-and-materials contracts, we are paid a fixed hourly rate for each direct labor hour expended and we are generally also reimbursed for allowable materials and out-of-pocket expenses. To the extent our actual labor hour costs vary from the negotiated hourly rates, we can generate more or less than the targeted amount of profit, or even incur a loss. Under fixed price contracts, we agree to perform the specified work, or deliver a specified set of services, for a predetermined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we can generate more or less than the targeted amount of profit or even incur a loss. Some fixed price contracts have a performance based component, in which we can earn incentive payments or incur financial penalties based on our performance. Cost-plus contracts provide for reimbursement of allowable costs and the payment of a fee, which may be fixed, or performance based. The following table sets forth the percentage of our and our predecessor's revenues derived from each type of contract. Our information security solutions revenues are included in the fixed price line item below.

	As a Percentage of Revenues:
	Year Ended December 31,
	2001	2002	2003
	Predecessor	Pro forma	DigitalNet
Time and materials	47.5%	49.4%	43.6%
Fixed price	43.1	40.8	47.0
Cost plus	9.4	9.8	9.4

Total	100.0%	100.0%	100.0%

        Excluding revenues from our NASA CSOC contract, our contract mix as a percentage of revenues for the year ended December 31, 2003 would have been approximately 50.1% time-and-materials, approximately 39.1% fixed price, and approximately 10.8% cost-plus.

        Certain revenues and payments we receive are based on provisional billings and payments that are subject to adjustment under audit. U.S. government agencies and departments have the right to challenge our cost estimates and allocation methodologies with respect to government contracts. In addition, contracts with such agencies are subject to audit and possible adjustment to give effect to unallowable costs under cost-plus contracts or to other regulatory requirements affecting both cost-plus and fixed price contracts.

        Our most significant expense is costs of revenues, which includes the costs of direct labor, subcontractors, materials, equipment, depreciation, travel, and an allocation of indirect costs. The depreciation included in costs of revenues primarily relates to computer hardware and software that we have purchased on behalf of our clients, for use by them, and to which we retain ownership. Indirect costs consist primarily of fringe benefits, human resources, recruiting, and certain other non-direct costs which are necessary to provide direct labor. The number and types of personnel, their salaries, and other costs, can have a significant impact on our costs of revenues.

        Our selling, general, and administrative expenses include costs not directly associated with performing work for our clients. These costs include salaries, wages, plus associated fringe benefits, stock-based compensation charges, rent, depreciation, travel, and insurance. Among the functions covered by these expenses are sales, business development, contracts, purchasing, legal, finance, accounting, management, human resources, information systems, and general management. Most of these costs are allowable costs under the cost accounting standards for contracting with the U.S. government and are recoverable under cost plus contracts.

        Our acquisition and related expenses in 2002 consisted of lease costs related to the consolidation of our facilities and costs related to the identification and evaluation of potential acquisitions other than DGS that were not consummated.

Results of Operations

        For purposes of this management's discussion and analysis only, our results for the year ended December 31, 2002 discussed below represent our pro forma statement of operations giving effect to the acquisition of our predecessor, Getronics Government Solutions, L.L.C. and the related financing transactions as if such transactions had occurred on January 1, 2002, as further described in "Unaudited Pro Forma Consolidated Financial Information." Although this approach is not consistent with generally accepted accounting principles, we believe it is the most practical way to comment on the results of operations for 2002. Our pro forma results are presented for information purposes only and are not indicative of either future results or results that might have been achieved if the transactions had been consummated as of January 1, 2002. Our actual results from the year ended December 31, 2003 may not be indicative of results to be expected for future periods.

        The following table sets forth, for the periods indicated, (i) selected statements of operations data and (ii) selected statements of operations data expressed as a percentage of revenues (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2001	2002	2003	2001	2002	2003
	Predecessor	Pro forma	Actual	Predecessor	Pro forma	Actual
		(unaudited)			(unaudited)
Revenues	$346,773	$367,813	$336,261	100.0%	100.0%	100.0%
Costs of revenues	277,087	288,018	266,786	79.9%	78.3%	79.3%

Gross profit	69,686	79,795	69,475	20.1%	21.7%	20.7%

Operating expenses:
Selling, general and administrative	36,671	35,324	45,188	10.6%	9.6%	13.4%
Acquisition and related expenses	—	921	—	—	0.2%	—
Amortization of intangibles	4,239	10,511	10,594	1.2%	2.9%	3.2%

Total operating expenses	40,910	46,756	55,782	11.8%	12.7%	16.6%

Income from operations	28,776	33,039	13,693	8.3%	9.0%	4.1%
Other income and (expense):
Interest income	4,852	1,989	202	1.4%	0.5%	0.0%
Interest expense	—	(15,126)	(24,293)	—	-4.1%	-7.2%
Other expense	(806)	(16)	(37)	-0.2%	0.0%	0.0%

Total other income and (expense)	4,046	(13,153)	(24,128)	1.2%	-3.6%	-7.2%

Income (loss) before provision for income taxes	32,822	19,886	(10,435)	9.5%	5.4%	-3.1%
Provision for income taxes	14,547	7,403	328	4.2%	2.0%	0.1%

Net income (loss)	$18,275	$12,483	($10,763)	5.3%	3.4%	-3.2%

        Because our performance under the INS/FOS contract ended November 30, 2002 and our performance under the NASA CSOC contract will end on March 31, 2004, we believe that revenues and cost of revenues, as adjusted to exclude those contracts, presents investors with a more meaningful depiction of our ongoing business at the date of the DGS acquisition. The NASA CSOC contract originally was scheduled to end on December 31, 2003, but was extended on a time-and-materials basis through March 31, 2004. The following table sets forth revenues, as adjusted, and costs of revenues, as adjusted, which represent revenues and costs of revenues as reported in the historical consolidated financial statements and consolidated pro forma statement of operations, for the periods indicated, less revenues and costs of revenues derived from our INS/FOS contract and our NASA CSOC contract (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
	Predecessor	Pro forma	Actual
	(unaudited)
Revenues, as reported	$346,773	$367,813	$336,261
Less:
INS/FOS contract	52,216	60,147	—
NASA CSOC contract	56,296	49,257	44,749

Revenues, as adjusted	$238,261	$258,409	$291,512

Costs of revenues, as reported	$277,087	$288,018	$266,786
Less:
INS/FOS contract	40,561	43,754	—
NASA CSOC contract	56,296	49,257	44,749

Cost of revenues, as adjusted	$180,230	$195,007	$222,037

Cost of revenues, as adjusted, as a percentage of revenues, as adjusted	75.6%	75.5%	76.2%

    DigitalNet for the Year Ended December 31, 2003 Compared to DigitalNet Pro Forma for the Year Ended December 31, 2002

        Revenues.    Revenues for the year ended December 31, 2003 were approximately $336.3 million, compared to pro forma revenues of approximately $367.8 million for the year ended December 31, 2002, representing a decrease of $31.6 million, or 8.6%. Approximately, $60.1 million of this decrease was due to the loss by our predecessor of the INS/FOS contract re-compete in September of 2002 and approximately $4.5 million of this decrease was due to lower revenues derived from the NASA CSOC contract. We estimate that these decreases were partially offset by increases of approximately $17.1 million in managed network services revenues and approximately $7.8 million in information security solutions sales. Excluding revenues from both the INS/FOS and NASA CSOC contracts, revenues for the year ended December 31, 2003 were $291.5 million, compared to pro forma revenues of approximately $258.4 million for the year ended December 31, 2002, representing an increase of approximately $33.1 million or 12.8%. Because the INS/FOS contract ended November 30, 2002 and our performance under the NASA CSOC contract will end on March 31, 2004, management believes that revenues and costs of revenues excluding these contracts presents investors with a more meaningful depiction of our ongoing business. For the year ended December 31, 2003, we estimate that we derived approximately 33% of our revenues from contracts in which we acted as a subcontractor to other contractors.

        Costs of Revenues.    Costs of revenues for the year ended December 31, 2003 were approximately $266.8 million, or 79.3% of revenues, compared to pro forma costs of revenues of approximately $288.0 million, or 78.3% of revenues, for the year ended December 31, 2002. Approximately $43.8 million of this decrease was due to the loss by our predecessor of the INS/FOS contract re-compete in September of 2002 and approximately $4.5 million of this decrease was due to lower costs required to perform under the NASA CSOC contract. These decreases were partially offset by cost increases of approximately $13.7 million related to performance under our managed network services contracts and approximately $6.3 related to information security solutions sales. Excluding costs of revenue from both the INS/FOS and NASA CSOC contracts, costs of revenues for the year ended December 31, 2003 were approximately $222.0 million, or 76.2% of revenues, compared to pro forma costs of revenues of $195.0 million, or 75.5% of revenues, for the year ended December 31, 2002.

        Selling, General and Administrative Expenses.    For the year ended December 31, 2003, selling, general and administrative expenses were approximately $45.2 million, or 13.4% of revenues, compared to approximately $35.3 million of pro forma selling, general and administrative expenses, or 9.6% of revenues, for the year ended December 31, 2002. During the years ended December 31, 2003 and 2002, we incurred approximately $11.5 million and approximately $265,000, respectively, in stock-based compensation charges related to shares of restricted stock and reserved stock held by certain employees and stock options granted at exercise prices below the fair market value of the underlying common stock. The increase in stock-based compensation charges was the primary cause of the increase in our selling, general and administrative expenses. The 2003 stock-based compensation charge included a charge of approximately $10.6 million incurred in connection with our initial public offering.

        Acquisition and Related Expenses.    For the year ended December 31, 2003 we did not incur acquisition, and related expenses. For the year ended December 31, 2002, pro forma acquisition and related expenses were approximately $921,000, and consisted of lease costs related to the consolidation of our facilities and costs related to the identification and evaluation of potential acquisitions other than DigitalNet Government Solutions that were not consummated. The abandoned office space has been sublet to a tenant that has the option to terminate the sublease in certain circumstances. If the option to terminate this lease is not exercised during the first or second quarter of 2004, the liability for the abandoned facility will be reduced with the related benefit recorded in the statement of operations.

        Amortization of Intangibles.    For the year ended December 31, 2003, amortization expense was approximately $10.6 million, or 3.2% of revenues, compared to approximately $10.5 million of pro forma amortization expense, or 2.9% of revenues, for the year ended December 31, 2002. The amortization expense in 2003 and 2002 is related to the amortization of intangibles resulting from the purchase of our predecessor.

        Operating Income.    For the year ended December 31, 2003, operating income was approximately $13.7 million, compared to approximately $33.0 million of pro forma operating income for the year ended December 31, 2002. The decrease in operating income was primarily due to the termination of the INS/FOS contract, under which our predecessor recognized a gross profit of approximately $16.4 million for the year ended December 31, 2002, and the increase of approximately $11.3 million in stock-based compensation charges for the year ended December 31, 2003, which were partially offset by the additional gross profit realized from the increases in our managed network services revenues and information security solutions sales from 2002 to 2003.

        Other Income and Expense.    For the year ended December 31, 2003, interest income was approximately $202,000, compared to of pro forma interest income approximately $2.0 million for the year ended December 31, 2002. This decrease was attributable to both lower average cash balances maintained and declining interest rates during 2003. Interest expense for the year ended December 31, 2003 was approximately $24.3 million, compared to approximately $15.1 million of pro forma interest expense for the year ended December 31, 2002. In 2003, interest expense included charges of approximately $3.9 million for the premium paid in connection with the partial redemption of our 9% senior notes, the write-off of approximately $4.5 million of deferred financing fees related to the retirement of debt with the proceeds of the sale of our 9% senior notes and the write-off of approximately $1.9 million of deferred financing fees from the partial redemption of the 9% senior notes with the proceeds of our initial public offering. Nearly all of our interest expense was attributable to the debt we issued in connection with the acquisition of our predecessor, which was in turn refinanced with the proceeds of the sale of our 9% senior notes.

        Provision for Income Taxes.    For the year ended December 31, 2003, our provision for income taxes was approximately $328,000, compared to approximately $7.4 million pro forma provision for income taxes for the year ended December 31, 2002. We incurred income taxes for the year ended

December 31, 2003, despite a pre-tax loss, due primarily to non-deductible expenses related to stock-based compensation.

    DigitalNet Pro Forma for the Year Ended December 31, 2002 Compared to Our Predecessor's Year Ended December 31, 2001

        Revenues.    Pro forma revenues for the year ended December 31, 2002 were approximately $367.8 million, compared to our predecessor's revenues of approximately $346.8 million for the year ended December 31, 2001, representing an increase of $21.0 million, or 6.1%. We estimate that approximately $17.9 million of this increase was due to additional work generated under our managed network services contracts and approximately $3.6 million of this increase was due to increased information security solutions sales. Excluding revenues from both the INS/FOS contract and the NASA CSOC contract, pro forma revenues for the year ended December 31, 2002 were approximately $258.4 million, compared to our predecessor's revenues of approximately $238.3 million for the year ended December 31, 2001, representing an increase of 8.5%. For the year ended December 31, 2002, we estimate that we derived approximately 31% of our revenues from contracts in which we acted as a subcontractor to other contractors.

        Costs of Revenues.    Pro forma costs of revenues for the year ended December 31, 2002 were approximately $288.0 million, or 78.3% of revenues, compared to our predecessor's costs of revenues of approximately $277.1 million, or 79.9% of revenues, for the year ended December 31, 2001. Nearly all of this increase in costs was due to performing the additional task order requirements generated under our managed network services contracts. Excluding costs of revenues from both the INS/FOS and NASA CSOC contracts, pro forma costs of revenues for the year ended December 31, 2002 were approximately $195.0 million, or 75.5% of revenues, compared to our predecessor's costs of revenues of approximately $180.2 million, or 75.6% of revenues, for the year ended December 31, 2001. In connection with the termination of our INS/FOS contract, we terminated approximately 580 of our employees in December 2002, most of whom were hired by the new contractor. We do not anticipate replacing these employees in the foreseeable future.

        Selling, General, and Administrative Expenses.    For the year ended December 31, 2002, pro forma selling, general, and administrative expenses were approximately $35.3 million, or 9.6% of revenues, compared to approximately $36.7 million, or 10.6% of our predecessor's revenues, for the year ended December 31, 2001. This change included a decrease of approximately $3.3 million in pro forma selling, general, and administrative costs in 2002 as a result of personnel reductions and the implementation of other cost saving measures effected by our predecessor, which was partially offset by the expenses incurred by DigitalNet from January 1, 2002 through the acquisition of our predecessor in November 2002. During 2002, we also incurred approximately $265,000 in pro forma stock-based compensation charges related to shares of restricted stock held by certain employees. Our predecessor did not incur stock-based compensation during the year ended December 31, 2001.

        Acquisition and Related Expenses.    For the year ended December 31, 2002, pro forma acquisition and related expenses were approximately $921,000, and consisted of lease costs related to the consolidation of our facilities and costs related to the identification and evaluation of potential acquisitions other than DigitalNet Government Solutions that were not consummated. Our predecessor did not incur acquisition, and related expenses during the year ended December 31, 2001.

        Amortization of Intangibles.    For the year ended December 31, 2002, pro forma amortization expense was approximately $10.5 million, compared to our predecessor's amortization expense of approximately $4.2 million for the year ended December 31, 2001. On January 1, 2002, our predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets, and the goodwill and assembled workforce intangible assets from our predecessor's acquisitions were no longer amortized. The pro forma amortization expense of approximately $10.5 million for the year ended December 31, 2002, was solely related to the amortization of intangibles resulting from the purchase of our predecessor.

        Operating Income.    For the year ended December 31, 2002, pro forma operating income was approximately $33.0 million, compared to our predecessor's operating income of approximately $28.8 million for the year ended December 31, 2001. The increase in operating income was primarily due to improved profitability from an increase of approximately $7.0 million in gross profit realized under our managed network services contracts and approximately $3.0 million in gross profit realized under our information security contracts, which were partially offset by an increase of approximately $6.3 million in amortization expenses.

        Other Income and Expense.    For the year ended December 31, 2002, pro forma interest income was approximately $2.0 million, compared to our predecessor's interest income of approximately $4.9 million for the year ended December 31, 2001. Nearly all of this decrease was attributable to declining interest rates during 2002. Pro forma interest expense for the year ended December 31, 2002 was approximately $15.1 million. Our predecessor had no interest expense for the year ended December 31, 2001. This pro forma interest expense was primarily attributable to the debt we issued in connection with the acquisition of our predecessor in 2002. For the year ended December 31, 2002, pro forma other expenses were $16,000, compared to our predecessor's other expenses of $806,000 for the year ended December 31, 2001.

        Provision for Income Taxes.    For the year ended December 31, 2002, our provision for income taxes was approximately $7.4 million, compared to our predecessor's provision for income taxes of approximately $14.5 million for the year ended December 31, 2001. The effective tax rates were 37.2% and 44.3% for the years ended December 31, 2002 and 2001, respectively.

    DigitalNet Inception (September 7, 2001) through November 25, 2002

        DigitalNet was founded on September 7, 2001. From inception through November 25, 2002, our operating activities primarily consisted of developing a preliminary business plan, recruiting personnel, engaging in discussions with prospective lenders and strategic investors, identifying potential acquisition targets, and engaging in merger and acquisition discussions and due diligence efforts. After reviewing and evaluating more than 25 companies, we acquired our predecessor, Getronics Government Solutions, L.L.C., on November 26, 2002. Our expenses from inception through December 31, 2001 were approximately $705,000. Our expenses from January 1, 2002 through November 25, 2002 were approximately $2.3 million.

Seasonality

        Our revenues, gross profit and operating income have typically been negatively affected in the quarter ending September 30, primarily due to lower staff utilization rates. These lower utilization rates are attributable both to summer vacations and to increased proposal activity in connection with the end of the federal government fiscal year. We expect to continue to experience this seasonality and our future periods may be materially affected by it.

        Our revenues, gross profit, and operating income has typically been positively affected in the quarter ending December 31, primarily due to increased information security solutions sales. The increased solutions sales levels are attributable to purchases made by our clients in advance of the federal government fiscal year. Although we expect to continue to experience this seasonality, we cannot assure you that future periods will be positively affected by it.

Liquidity and Capital Resources

        Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures, to service our debt and to fund potential acquisitions. In July 2003, the proceeds from the sale of $125.0 million of our 9% senior notes due 2010 were used to repay the outstanding indebtedness under our subordinated bridge facility and term loan facility. The proceeds of our initial public offering in October 2003, along with proceeds of approximately $848,000 from the repayment of certain management notes, were used to redeem a portion of our outstanding 9% senior notes due 2010 and to exercise our right of first refusal to purchase all of our outstanding Class B Preferred Stock. After the redemption of a portion of our 9% senior notes due 2010 and the purchase of our Class B Preferred Stock, approximately $14.3 million of the proceeds of our initial public offering were available for general corporate purposes. Based upon our current level of operations, we expect that our cash flow from operations, together with cash on hand and amounts we are able to borrow under our credit facility, will be adequate to meet our anticipated needs for the foreseeable future. In addition, we expect that our cash flow from operations will be adequate to meet all contractual obligations under our 9% senior notes due 2010, our credit facility, our operating leases and our other contractual cash obligations. On February 5, 2004 we entered into a definitive agreement to acquire User Technology Associates, Inc. for $50.0 million. We anticipate using cash on hand and borrowing up to an additional $35 million under our revolving credit facility in March 2004 to fund the UTA acquisition.

        Cash provided by (used in) operations was approximately $32.8 million for the year ended December 31, 2003 and approximately ($2.5) million for the year ended December 31, 2002. Our predecessor's cash provided by operations was approximately $32.5 million for the year ended December 31, 2001. Cash provided by operations for the year ended December 31, 2003 was comprised of our net loss of approximately $10.8 million, depreciation, amortization, and other non-cash expense items of approximately $43.1 million and an increase in net operating assets and liabilities of approximately $0.5 million. The increase in net operating assets and liabilities was primarily due to an increase in accounts receivable of approximately $1.4 million primarily due to the delays in Congress approving portions of the 2004 U.S. government fiscal budget and an increase in prepaid expenses and other assets of approximately $3.5 million primarily due to a deposit required under a performance bond on our Metropolitan Washington Airport Authority contract partially offset by an increase in deferred revenue of approximately $3.2 million related to prepayments for equipment to be installed on customer sites, and an increase in accrued compensation of approximately $0.9 million due to the timing of year-end payroll. Cash used in operations for the year ended December 31, 2002 was comprised of our net loss of approximately $2.1 million, depreciation, amortization, and other non-cash expense items of approximately $2.6 million and an increase in net operating assets and liabilities of approximately $3.0 million. The increase in net operating assets and liabilities was primarily due to an increase in accounts receivable of approximately $1.4 million, an increase in inventory of approximately $1.0 million related to an increase in orders, and a decrease in accounts payable and accrued expenses of approximately $0.2 million primarily related to the usage of the NASA CSOC loss reserve. Our predecessor's cash provided by operations for the year ended December 31, 2001 was comprised of net income of approximately $18.3 million, depreciation, amortization, and other non-cash expense items of approximately $23.5 million and an increase in net operating assets and liabilities of approximately $9.3 million. The increase in net operating assets and liabilities was primarily due to an increase in inventory of approximately $0.7 million related to an increase in orders, a decrease in accounts payable and accrued expenses of approximately $15.4 million primarily due to the payment of severance costs, lease costs and the usage of the NASA CSOC loss reserve, partially offset by an increase in deferred revenue of approximately $0.8 million due to prepayments from customers, and a decrease in accounts receivable of approximately $5.9 million due to the favorable timing of collections.

        Cash used in investing activities was approximately $18.4 million for the year ended December 31, 2003 and approximately $179.1 million for the year ended December 31, 2002. Our predecessor's cash used in investing activities was approximately $6.8 million for the year ended December 31, 2001. Cash used in investing activities for the year ended December 31, 2003 consisted primarily of expenditures incurred in connection with the acquisition of our predecessor and capital expenditures. Cash used in investing activities for the year ended December 31, 2002 consisted primarily of expenditures incurred in connection with the acquisition of our predecessor. Our predecessor's cash used in investing activities for the year ended December 31, 2001 consisted primarily of capital expenditures. Capital expenditures we make on behalf of our customers are primarily comprised of computer hardware and software we purchase in connection with managed network services contracts. The timing and volume of those capital expenditures in the future will be affected by new contract wins or expansion of existing contracts. There are no individually large outstanding commitments for capital expenditures.

        Cash provided by financing activities was approximately $5.3 million for the year ended December 31, 2003 and approximately $185.0 million for the year ended December 31, 2002. Our predecessor's cash used in financing activities was approximately $25.2 million for the year ended December 31, 2001. Cash provided by financing activities for the year ended December 31, 2003 related to proceeds from our initial public offering, the sale of our 9% senior notes and the collection of management notes receivable. These items were partially offset by the repayment of debt, the partial redemption of our 9% senior notes due 2010 and the purchase of our Class B preferred stock. Cash provided by financing activities for the year ended December 31, 2002 consisted primarily of borrowings (net of issuance costs) of approximately $120.7 million under our revolving credit facility, term loan facility, and subordinated bridge facility and proceeds from the issuance of common and preferred stock of approximately $63.7 million. Our predecessor's cash used in financing activities for the year ended December 31, 2001 consisted of the net cash advanced to our predecessor's parent.

        Our net working capital was approximately $58.4 million as of December 31, 2003 compared to a net working capital deficit of approximately $27.5 million as of December 31, 2002. Our predecessor's net working capital was approximately $46.7 million as of December 31, 2001. The increase in our net working capital as of December 31, 2003 compared to our net working capital deficit as of December 31, 2002 was due primarily to the increase in cash of approximately $13.5 million from our initial public offering, the refinancing of the current portion of the long-term debt that we incurred in 2002 to finance the acquisition of our predecessor of approximately $48.5 million, and the payment to Getronics of $8.3 million for the purchase price adjustment associated with our acquisition of our predecessor. The decreases in our net working capital as of December 31, 2002 compared to our predecessor's net working capital as of December 31, 2001 were due primarily to the current portion of the long-term debt that we incurred to finance the acquisition of our predecessor of approximately $48.5 million and a decrease in accounts receivable primarily due to the termination of the INS/FOS contract in November 2002 and certain accounts receivable associated with the NASA CSOC contract retained by the seller in connection with the acquisition of our predecessor in November 2002.

2002 Credit Facility

        On November 26, 2002, we entered into a secured credit agreement with a syndicate of financial institutions led by Bank of America, N.A. for the acquisition of DGS and for general corporate purposes. The credit agreement provided for an $80.0 million term loan facility and a $25.0 million revolving credit facility. Our revolving credit facility was receivables based. As of December 31, 2002, we had $80.0 million in borrowings outstanding under the term loan facility and $3.9 million outstanding under the revolving credit facility. We repaid all amounts under our revolving credit facility in January 2003 and repaid all amounts outstanding under our term loan facility and terminated the lending commitments under our senior credit agreement concurrent with the July 2003 sale of our 9% senior notes due 2010.

Bridge Loan Agreement

        In connection with the acquisition of DGS on November 26, 2002, we obtained a $44.0 million bridge loan from Banc of America Mezzanine Capital LLC, or BAMC, through the issuance of senior subordinated bridge notes. We repaid all outstanding indebtedness under our subordinated bridge facility with the proceeds of the July 2003 sale of our 9% senior notes due 2010 and terminated the lending commitments under our subordinated bridge facility concurrently.

2003 Credit Facility

        In July 2003 and in connection with the completion of the offering of our 9% senior notes due 2010, we entered into a credit agreement with a syndicate of commercial lenders which provides for a $50.0 million revolving credit facility available for working capital and general corporate purposes, including capital expenditures and future acquisitions. The borrowing capacity under this credit facility also provides for the issuance of up to $5.0 million in letters of credit. The available borrowings under this credit facility are based upon a percentage of our eligible billed and unbilled accounts receivable, as defined in the credit agreement. At December 31, 2003, we had $2.0 million in outstanding letters of credit under this credit facility related to our leased facility in Herndon, Virginia. At December 31, 2003, we had available but unused borrowing capacity of $47.6 million under this credit facility. We anticipate that by the end of March 2004 we will borrow up to an additional $35 million in connection with the closing of the User Technology Associates, Inc. acquisition. Obligations under the credit facility are secured by substantially all of our assets. The credit facility contains certain restrictive covenants including, among others, requirements related to operating results and leverage, as well as restrictions related to liens, investments, additional indebtedness, disposition of assets, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures, and certain other changes in our business. The financial covenants include the requirements to maintain a maximum consolidated total leverage ratio, minimum consolidated fixed charge coverage ratio, and minimum net worth. As of December 31, 2003, we were in compliance with these covenants.

Senior Notes

        In July 2003, DigitalNet, Inc., our wholly-owned subsidiary, issued $125.0 million in aggregate principal amount of 9% senior notes due July 15, 2010. The notes are unsecured obligations of DigitalNet, Inc. The notes are guaranteed on a full, unconditional, joint and several basis by DigitalNet Holdings, Inc. and all of DigitalNet, Inc.'s domestic subsidiaries. The proceeds from the sale of the notes were used to the repay the outstanding balances of the term loan under our 2002 senior credit agreement and the subordinated bridge note. On October 16, 2003, we completed our initial public offering and issued 5,750,000 shares of common stock at $17.00 per share, which generated proceeds, net of offering costs, of approximately $89.1 million. The net proceeds of the initial public offering, together with proceeds of approximately $848,000 from the repayment of certain management notes, were used to redeem $43.8 million in aggregate principal amount of our outstanding notes for approximately approximately $47.7 million, or 109% of the aggregate principal amount of the notes redeemed, and $27.0 million was used to purchase all of our outstanding Class B Preferred Stock. We are required to make semi-annual interest payments in arrears on January 15 and July 15 of each year the notes are outstanding, commencing on January 15, 2004. As of December 31, 2003, we had approximately $81.3 million in notes outstanding.

Related Party Transactions

        Since our formation in September 2001, GTCR, Messrs. Bajaj, Pearlstein and Hanau and trusts for the benefit of the family members of Messrs. Bajaj and Pearlstein purchased, in the aggregate, 6,688,651 shares of our common stock and 61,376 shares of our Class A Preferred Stock. Messrs. Bajaj,

Pearlstein and Hanau paid for these purchases in part with promissory notes, which were repaid in October 2003 at the time of our initial public offering.

        GTCR Golder Rauner, L.L.C and DigitalNet Holdings, Inc. were parties to a professional services agreement, dated as of September 7, 2001, which entitled GTCR to receive an annual fee of $200,000 until March 7, 2002, and $300,000 annually thereafter, paid in equal monthly installments, for providing financial and management consulting services to us. As of December 31, 2003, we had incurred, but not paid, approximately $590,000 under the agreement. This agreement also entitled GTCR to receive an investment fee equal to 1% of the purchase price of the common stock and Class A Preferred Stock it purchased from us. No investment fees were due for the year ended December 31, 2003 under this agreement. This agreement terminated in October 2003 upon completion of our initial public offering.

        From March 2003 through December 2003, we issued four purchase orders totaling approximately $694,000, on a subcontract basis, to a company owned by the son of our Chairman and Chief Executive Officer. As of December 31, 2003, we have paid approximately $236,000 to the company pursuant to these purchase orders. Through these purchase orders, the company acted as a subcontractor under two of our civilian agency contracts, providing professional systems engineering and economic analysis services. These purchase orders were issued in the ordinary course of business and, based on our historic practices with respect to retaining subcontractors to provide services of a similar nature, we believe these services were provided on terms no less favorable to us than we would anticipate receiving from unrelated parties.

Commitments

        The following table summarizes our contractual obligations and commercial commitments as of December 31, 2003 that require us to make future cash payments.

		Year ending December 31
Contractual Cash Obligations	Total	2004	2005	2006	2007	2008	2009 and thereafter
	(dollars in thousands)
9% senior notes due 2010	$81,250	$—	$—	$—	$—	$—	$81,250
Operating leases, net of sublease income	30,216	4,877	4,689	4,296	3,365	3,302	9,687
Severance arrangements	1,730	1,730	—	—	—	—	—

	$113,196	$6,607	$3,689	$4,296	$3,365	$3,302	$90,937

		Year ending December 31
Other Commercial Commitments	Total	2004	2005	2006	2007	2008	2009 and thereafter
	(dollars in thousands)
Letters of credit	$2,000	$—	$—	$—	$—	$—	$2,000

	$2,000	$—	$—	$—	$—	$—	$2,000

        The $81.3 million outstanding principal amount of our 9% senior notes will be due in 2010, and any borrowings under our current credit facility will be due in 2007. We anticipate that by the end of March 2004 we will borrow up to an additional $35 million from our revolving credit facility in connection with the User Technology Associates, Inc. acquisition of $50 million.

        Based upon our current level of operations, we expect that our cash flow from operations will be adequate to meet all our contractual cash obligations under the 9% senior notes due 2010, our current credit facility, our operating leases and our other contractual obligations.

        We do not have off-balance sheet financing arrangements other than our operating leases and letters of credit issued under our revolving credit facility.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to our accompanying consolidated financial statements. We consider our accounting policies related to revenue recognition, and goodwill and other intangible assets, to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

    Revenues and Related Cost Recognition

        We recognize revenues under our government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is considered probable and can be reasonably estimated. We earn revenues under three basic types of contracts: time-and-materials, fixed price and cost plus contracts. Deferred revenues represent payments received for services not yet rendered to the client. We expense contract costs as incurred.

        We recognize revenues on time-and-materials contracts based on direct labor hours expended at contract billing rates, other billable direct costs and applicable indirect costs.

        Fixed price contracts may include either a product delivery or specific service performance throughout a period. We recognize revenues on fixed price contracts that provide for us to render services throughout a period as earned according to contract terms as the service is provided. The majority of revenues on our fixed price service contracts relate to managed network service contracts in which customers receive a bundle of services often including management services, the use of our hardware and software, network administration services and help desk support. For these contracts in which services are bundled and sold, the delivery of an individual service by itself does not represent the culmination of the earnings process. Customers pay us and we recognize revenue based on fixed monthly prices often determined by the number of customer users. In other instances, we provide an individual customer with a number of different services that are generally documented through separately negotiated task orders that detail the services to be provided and our compensation for these services. Services rendered under each task order represent a discrete earnings process and are not dependent on any other service or product sold by us. We sell our XTS, TEMPEST and Zone products through this type of contract. Once delivered, these products do not require design, integration or implementation support for our customers to receive immediate product functionality. Accordingly, we recognize revenues and associated contract costs upon product delivery and customer acceptance, if required by the contract.

        Under cost plus contracts, we are reimbursed for allowable costs, and are paid a fee, which may be fixed or performance based. We recognize revenues on cost plus contracts as we incur costs, plus an estimate of applicable fees earned. We consider fixed fees under cost plus contracts to be earned in proportion of the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contract billings. For cost plus contracts that include performance based or fee incentives, we recognize the portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance.

        Contract revenue recognition inherently involves estimation. Examples of such estimates include the level of effort needed to accomplish tasks under the contract, the cost of those efforts, and the continual assessment of our progress toward completion of the contract. From time to time, facts arise that require revisions to estimated total costs or expected revenues. We recognize the cumulative impact of any revisions to estimates and the full impact on anticipated losses on any type of contract in the period in which they become known.

        Our contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or annually throughout the contract consistent with the federal government's fiscal year. In evaluating the probability of funding for purposes of recognizing revenue and assessing collection of the contract price, we consider our previous experiences with our clients, communications with our clients regarding funding status, and our knowledge of available funding for the contract or program. If funding is not considered probable, we defer revenue recognition until realization is probable.

        The allowability of certain costs under government contracts is subject to audit by the government. We charge certain indirect costs to contracts using provisional or estimated indirect rates, which are subject to later revisions based on governmental audits of those costs. We are of the opinion that costs subsequently disallowed, if any, would not be significant.

        Costs of revenues include the costs of direct labor, subcontractors, materials, equipment, depreciation, travel, and an allocation of indirect costs. The depreciation included in costs of revenues primarily relates to computer hardware and software that we have purchased on behalf of our clients, for use by them, and to which we retain ownership. Indirect costs consist primarily of fringe benefits, human resources, recruiting, and certain other non-direct costs which are necessary to provide direct labor. Most of these costs are allowable costs under the cost accounting rules for contracting with the government. As such, they may be directly reimbursed to us in cost-plus contracts, or they may be included in cost estimates used for bidding on our time-and-materials and fixed price contracts.

    Goodwill and Intangible Assets

        In connection with the acquisition of DGS and the related purchase price allocation, we recorded certain identifiable intangible assets and goodwill. The identifiable intangible assets consist of non-compete agreements, software, and customer relationships. The non-compete agreements and software are amortized on a straight-line basis over their estimated useful lives. The customer relationship intangible is amortized on an accelerated basis over its estimated useful life. We periodically review the remaining estimated useful lives of our intangible assets to determine if any revisions to our estimates are necessary.

        In accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets including intangible assets other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of our intangible assets, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the intangible assets. If such estimated cash flows are less than the carrying amount of the intangible assets, then such assets are written down to their fair value. Our estimates of anticipated cash flows and the remaining estimated useful lives of our intangible assets could be reduced significantly in the future. As a result, the carrying amount of our intangible assets could be reduced in the future.

        Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill. Under the non-amortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill exceeds its fair value.

        SFAS No. 142 requires a two-step impairment test be performed at least annually using fair value measurement techniques to assess whether the recorded goodwill is impaired. The first step of the goodwill impairment test is used to identify potential impairment and requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill. To accomplish this, we must first identify our reporting units and determine the carrying value of each reporting unit by assigning our assets and liabilities, including goodwill, to each unit. We believe that we currently have one reporting unit for purposes of applying the impairment test required by SFAS No. 142. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we will be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step, we would be required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. To the extent the implied fair value of the reporting unit goodwill is less than the carrying amount; we will be required to recognize an impairment loss. We have elected to perform the SFAS No. 142 impairment test annually as of October 31 of each calendar year. An interim goodwill impairment test will be performed if an event occurs or circumstances change between annual tests that indicate the goodwill might be impaired. During 2003 we completed the required annual test which indicated no impairment.

    New Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Among other things, SFAS No. 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 4, and 64, Extinguishment of Debt Made to Satisfy Sinking Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required that the losses that we incurred as a result of the early retirement of debt in 2003 be reflected as a component of interest expense and not treated as an extraordinary item.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs of Exit or Disposal Activities. SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. We adopted SFAS No. 146 on January 1, 2003 and such adoption did not have a material impact on our results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. The provisions of this statement require that any financial instruments that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. This statement was effective immediately for instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We adopted SFAS No. 150 during 2003 and such adoption did not have a material impact on our results of operation or financial position.

        In December 2002, the Emerging Issues Task Force, or EITF, issued EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires that revenue be allocated amongst the different items based on fair value. EITF Issue 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue 00-21 during 2003 and such adoption did not have a material impact on our results of operations or financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our principal exposure to market risk relates to changes in interest rates. After the completion of the offering of our 9% senior notes due 2010, we repaid the outstanding indebtedness under our senior secured credit agreement which had a variable interest rate and subordinated bridge note which had a fixed interest rate on July 3, 2003. Concurrent with the completion of the offering of our 9% senior notes due 2010, we entered into our current credit facility, which provides us with up to $50.0 million in borrowings. Interest under our current credit facility is based on the British Bankers Association Interest Settlement Rate for deposits in dollars, or based on the higher of Bank of America, N.A.'s prime rate or the federal funds rate. As of December 31, 2003, we had no outstanding borrowings under our current credit facility. The $81.3 million of indebtedness under our 9% senior notes due 2010 is at a fixed interest rate and only indebtedness under our credit facility will be subject to changes in interest rates. Interest is paid semi-annually in January and July. Changes in interest affect the fair value of our long-term fixed-rate debt. The fair value of our debt was estimated to be approximately $87.8 million as of December 31, 2003. This value was estimated by using the mid-point between the bid and ask prices on December 31, 2003 that we obtained from a broker-dealer that makes a market with respect to our 9% senior notes due 2010.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item are set forth on pages F-1 to F-53 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No changes in, or disagreements with, our accountants have occurred.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)
Directors of the registrant

        The information required by this item is incorporated by reference from the information included under the captions, "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance," set forth in our definitive proxy statement for our 2004 annual meeting of stockholders.

(b)
Executive officers of the registrant

        Information regarding our executive officers as of March 17, 2004 is set forth below. Each officer's term of office will expire at the first Board of Directors meeting held after our next annual meeting of stockholders. There is no arrangement or understanding between any of the executive officers or any other person pursuant to which such executive officer was selected for the office held. No family relationship of any kind exists between the officers.

Name	Age	Position
Ken S. Bajaj	62	Chairman, Chief Executive Officer and President
Jack Pearlstein	40	Chief Financial Officer, Treasurer and Secretary
Steven L. Hanau	59	Senior Vice President
Michael C. Sanders	49	Senior Vice President and Chief Operating Officer, Civilian Operations of DGS
Michael McHugh	45	Senior Vice President, Department of Defense and NASA Operations of DGS
William Anderson	55	Senior Vice President, Secure Interoperable Solutions of DGS
Mitchell Rambler	53	Senior Vice President, Military Programs of DGS
Norman Lorentz	56	Senior Vice President, Intergovernmental Solutions of DGS

        Mr. Bajaj has served as the Chairman of our board of directors and as our Chief Executive Officer and President since our inception in September 2001. Mr. Bajaj also serves as the Chief Executive Officer and the Chairman of the board of managers of our subsidiary DigitalNet Government Services, LLC ("DGS"). From September 2000 until June 2001, Mr. Bajaj served as Executive Vice President and Group President of Commerce One, Inc.'s Global Services division, which he joined in September 2000 when Commerce One, Inc. acquired AppNet, Inc. From November 1997 until September 2000, Mr. Bajaj was Chairman, President and Chief Executive Officer of AppNet, Inc. From March 1997 until November 1997, Mr. Bajaj was Vice Chairman of Wang Laboratories, Inc., which he joined in 1996 when Wang Laboratories, Inc. acquired I-NET, Inc., where Mr. Bajaj served as Executive Vice President from 1988 until 1994 and President from 1994 until 1996. Prior to I-NET, Inc., Mr. Bajaj was a senior executive at Electronic Data Systems Corporation and Perot Systems Corporation. Mr. Bajaj has an M.S. in Electrical Engineering from the University of Toronto and a Ph.D. in Systems Science from Michigan State University.

        Mr. Pearlstein has served as our Chief Financial Officer, Treasurer and Secretary since our inception in September 2001. Mr. Pearlstein also serves as a Senior Vice President and the Assistant Secretary of DGS. From September 2000 until July 2001, Mr. Pearlstein served as Chief Financial Officer of Commerce One, Inc.'s Global Services division, which he joined in September 2000 when Commerce One, Inc. acquired AppNet, Inc. From July 1998 until September 2000, Mr. Pearlstein was AppNet's Senior Vice President and from May 1999 until September 2000, Mr. Pearlstein was AppNet's Chief Financial Officer and Treasurer. From November 1996 until July 1998, Mr. Pearlstein was a Managing Director and Principal of Foxhall Capital, LLC. Mr. Pearlstein has a B.S. in Accounting from New York University and an M.B.A. in Finance from the George Washington University.

        Mr. Hanau has served as our Senior Vice President since January 2003. Mr. Hanau also serves as the President of DGS. From January 2002 until January 2003, Mr. Hanau was a consultant to us. From September 2000 until December 2001, Mr. Hanau served as Senior Vice President of Marketplace Services for Commerce One, Inc., which he joined in September 2000 when Commerce One, Inc. acquired AppNet, Inc. From April 2000 until September 2000, he served as AppNet's Senior Vice President of Managed Application and Outsourcing Services. From September 1996 until April 2000, Mr. Hanau served as President, Enterprise Managed Services for Wang Global and Getronics NV, which he joined in 1996 when Wang Laboratories, Inc. acquired I-NET, Inc. Mr. Hanau holds a B.S. in Engineering from the United States Military Academy, an M.B.A. from Long Island University and a Masters degree in Operations Research from Stanford University.

        Mr. Sanders has served as Senior Vice President, Civilian Operations of DGS since August 1999. From July 1996 until August 1999, Mr. Sanders served as Senior Vice President and General Manager of Wang Laboratories, Inc., which he joined in 1996 when Wang Laboratories acquired I-NET, Inc., where Mr. Sanders served as Group President since July 1995 and as Program Director/Manager from November 1990 until July 1995. Mr. Sanders holds a B.A. in Sociology from The College of William and Mary and an M.B.A. in Executive Management from George Mason University.

        Mr. McHugh has served as Senior Vice President of DGS since February 2003, and as Senior Vice President, Department of Defense and NASA Operations of DGS since May 2003. From April 1998 until February 2003, Mr. McHugh was Senior Vice President of the Technology Solutions Division of Butler International, Inc. From November 1996 until January 1998, he served as President of North American Sales for Wang Global, which he joined in 1996 when Wang Laboratories, Inc. acquired I-Net, Inc. Mr. McHugh has a B.S. in Management Information Systems from Old Dominion University.

        Mr. Anderson has served as Senior Vice President, Secure Interoperable Solutions of DGS since March 2003. From July 2002 until March 2003, Mr. Anderson served as President, Global Technology Systems of Perot Systems Government Services, which he joined in 2002 when Perot Systems acquired ADI Technology, Inc., where Mr. Anderson served as President and Chief Executive Officer since June 2000 and as Senior Vice President and Chief Operating Officer from May 1998 until June 2000. From July 1995 until May 1998, Mr. Anderson was the Executive Vice President and Chief Operating Officer for NCI Information Systems. From December 1990 until July 1995, Mr. Anderson served as Group President and Vice President of I-NET, Inc. Prior to I-NET, Inc., Mr. Anderson held senior executive positions with Planning Research Corporation (PRC), Inc., General Dynamics, and Science Applications International Corporation (SAIC). Mr. Anderson has a B.A. in Management and Computer Science from the University of South Florida.

        Dr. Rambler has served as Senior Vice President, Military Programs of DGS since February 2003. From October 2002 until February 2003, Dr. Rambler was Senior Vice President for Corporate and Strategic Development at The Centech Group, and from October 2001 until October 2002, he was International Sales Director for Perot Systems. From September 1998 until October 2001, Dr. Rambler was President and CEO of Cyntergy Corporation and from June 1994 until September 1998, he was Chief Operating Officer of Universal Systems and Technology, Inc. (UNITECH). Prior to UNITECH, Dr. Rambler was Corporate Executive Vice President and sector President of Mantech International, Inc. from August 1988 until June 1994. Dr. Rambler holds a B.S. from Fairleigh Dickinson University, and a Ed.M and Ph.D. in Space Science from Boston University.

        Mr. Lorentz has served as Senior Vice President, Intergovernmental Solutions of DGS since September 2003. From January 2002 to September 2003, Mr. Lorentz served as Chief Technology Officer for the Federal Government at the Office of Management and Budget. From January 2000 until October 2001, Mr. Lorentz served as Senior Vice President and Chief Technology Officer of Dice, Incorporated. From June 1994 to January 2000, Mr. Lorentz held several senior executive positions with the United States Postal Service including Senior Vice President and Chief Technology Officer and Chief Quality Officer. Prior to 1994, Mr. Lorentz held several executive and technology positions at U.S. West. Mr. Lorentz holds an Executive M.B.A. from Arizona State University, and a B.S. in Technical Management from Regis University.

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information included under the caption, "Executive Compensation," set forth in our definitive proxy statement for our 2004 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)
Security ownership of certain beneficial owners

        The information required by this item is incorporated by reference from the information included under the caption,"Stock Ownership of Management and Others," set forth in our definitive proxy statement for our 2004 annual meeting of stockholders.

(b)
Security ownership of management

        The information required by this item is incorporated by reference from the information included under the caption, "Stock Ownership of Management and Others," set forth in our definitive proxy statement for our 2004 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the information included under the caption, "Certain Relationships and Transactions," set forth in our definitive proxy statement for our 2004 annual meeting of stockholders.

Item 14. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer) have evaluated our disclosure controls and procedures and have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, these controls and procedures are designed to ensure that information we are required to disclose in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and our principal financial officer have also concluded, based upon their evaluation, that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.

        Changes in internal controls.    There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from the information included under the caption "Principal Accountant Fees Services," set forth in our definitive proxy statement for our 2004 annual meeting of stockholders.

PART IV

Item 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
(1)     List of financial statements:

        The following is a list of the consolidated financial statements of DigitalNet Holdings, Inc., together with the report of independent auditors, included in this report:

Page
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2003	F-3
Consolidated Statements of Operations for the period from September 7, 2001 (Inception) through December 31, 2001, and the years ended December 31, 2002 and 2003	F-4
Consolidated Statements of Stockholders' Equity for the period from September 7, 2001 (Inception) through December 31, 2001, and the years ended December 31, 2002 and 2003	F-5
Consolidated Statements of Cash Flows for the period from September 7, 2001 (Inception) through December 31, 2001, and the years ended December 31, 2002 and 2003	F-6
Notes to Consolidated Financial Statements	F-7

         The following is a list of the consolidated financial statements of DigitalNet Government Solutions, LLC, together with the report of independent auditors, included in this report:

Page
Report of Independent Auditors	F-35
Consolidated Balance Sheets As of December 31, 2001 and November 25, 2002	F-36
Consolidated Statements of Operations For the years ended December 31, 2000 and 2001, and for the period from January 1, 2002 through November 25, 2002	F-37
Consolidated Statements of Members' Equity For the years ended December 31, 2000 and 2001, and for the period from January 1, 2002 through November 25, 2002	F-38
Consolidated Statements of Cash Flows For the years ended December 31, 2000 and 2001, and for the period from January 1, 2002 through November 25, 2002	F-39
Notes to Consolidated Financial Statements	F-40
(a)
(2)     List of financial schedules:

        The following is a list of data of DigitalNet Holdings, Inc., together with the report of independent auditors submitted with this report:

Page
Report of Independent Auditors	F-52
Schedule II (Valuation and Qualifying Accounts) for the years ended December 31, 2002 and 2003	F-53

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)
(3)     Exhibits:

Exhibit	Description
3.1	Certificate of Incorporation of the Company, as amended and restated (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 333-10709502, filed July 16, 2003)
3.2	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4, File No. 333-10709502, filed July 16, 2003)
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
4.3	Form of 9% Senior Notes Due 2010 (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, File No. 333-10709502, filed July 16, 2003)
4.4
Amended and Restated Stockholders Agreement, made as of November 26, 2002, by and among DigitalNet Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., the Pearlstein Family, LLC, the Ian Z. Pearlstein 2001 Trust, the Ivanna V. Pearlstein 2001 Trust, the J. Sunny Bajaj Trust, the Rueben Bajaj Trust, the Bajaj Family Limited Partnership, Ken S. Bajaj, Jack Pearlstein, GetronicsWang Co. LLC, and Banc of America Mezzanine Capital LLC as amended on March 28, 2003, and Stockholders Agreement Joinder, dated March 26, 2003, by and among DigitalNet Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and each of the other stockholders of DigitalNet Holdings, Inc. whose names appear on the Schedule of Stockholders or on the signature pages or joinders to the Stockholders Agreement, as such agreement may be amended from time to time (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
4.5
Amended and Restated Registration Agreement, made as of November 26, 2002, by and among DigitalNet Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., the Pearlstein Family, LLC, the Ian Z. Pearlstein 2001 Trust, the Ivanna V. Pearlstein 2001 Trust, the J. Sunny Bajaj Trust, the Rueben Bajaj Trust and the Bajaj Family Limited Partnership, Ken S. Bajaj, Jack Pearlstein, GetronicsWang Co. LLC, and Banc of America Mezzanine Capital LLC, and Registration Agreement Joinder, dated March 26, 2003, by and among DigitalNet Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and each of the other stockholders of DigitalNet Holdings, Inc. whose names appear on the Schedule of Holders or on the signature pages or joinders to the Registration Agreement, as such agreement may be amended from time to time (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
4.6
Indenture, dated as of July 3, 2003, among DigitalNet, Inc., DigitalNet Holdings, Inc., DigitalNet Government Solutions, LLC and Wells Fargo Bank Minnesota, National Association, as trustee(Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
4.7
Registration Rights Agreement, made as of July 3, 2003, by and among DigitalNet, Inc., DigitalNet Holdings, Inc., DigitalNet Government Solutions, LLC and Banc of America Securities LLC, Jefferies/Quarterdeck, LLC and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)

10.1
Purchase Agreement, made as of September 7,2001, by and among DigitalNet Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., the J. Sunny Bajaj Trust, the Rueben Bajaj Trust and the Bajaj Family Limited Partnership and the Pearlstein Family, LLC as supplemented on April 25, 2002, October 8,2002, November 26, 2002, and March 28, 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.2
Senior Management Agreement, made as of September 7, 2001, by and among DigitalNet Holdings, Inc., DigitalNet, Inc., and Ken S. Bajaj as supplemented on April 25, 2002, October 8, 2002, November 26, 2002, January 24, 2003, and March 26, 2003 (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.3
Revolving Promissory Note, dated September 7, 2001, in the principal amount of $183,596 made by Ken S. Bajaj payable to DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.4
Executive Stock Pledge Agreement, made as of September 7,2001, by and between Ken S. Bajaj and DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.5
Carry Promissory Note, dated September 7, 2001, in the principal amount of $170,347 made by Ken S. Bajaj payable to DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.6
Free Transferability Agreement, dated as of September 25, 2002, by and between DigitalNet Holdings, Inc., and Ken S. Bajaj (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.7
Senior Management Agreement, made as of September 7, 2001, by and among DigitalNet Holdings, Inc., DigitalNet., Inc., and Jack Pearlstein as supplemented on April 25, 2002, October 8, 2002, November 26, 2002, January 24, 2003, and March 28, 2003 (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.8
Revolving Promissory Note, dated September 7, 2001, in the principal amount of $45,899 made by Jack Pearlstein payable to DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.9
Executive Stock Pledge Agreement, made as of September 7,2001, by and between Jack Pearlstein and DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.10
Carry Promissory Note, dated September 7, 2001, in the principal amount of $42,587 made by Jack Pearlstein payable to DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.11
Free Transferability Agreement, dated as of September 25, 2002, by and between DigitalNet Holdings, Inc., and Jack Pearlstein (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)

10.12
Amended and Restated Senior Management Agreement, made as of January 23, 2003, among DigitalNet Holdings, Inc., DigitalNet, Inc., DigitalNet Government Solutions, LLC, and Steven Hanau as supplemented on March 28, 2003 (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.13
Promissory Note, dated January 10, 2002, in the principal amount of $34,650 made by Steven Hanau payable to DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.14
Executive Stock Pledge Agreement, made as of January 10, 2002, between Steven Hanau and DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.15
Stock Purchase Agreement, made as of January 10, 2002, between DigitalNet Holdings, Inc., Jack Pearlstein and Ken S. Bajaj (Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.16
Stock Purchase Agreement, made as of February 15, 2002, between DigitalNet Holdings, Inc., Jack Pearlstein and Ken S. Bajaj (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.17
Stock Purchase Agreement, made as of September 20, 2002, between DigitalNet Holdings, Inc., Jack Pearlstein and Ken S. Bajaj (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.18
Purchase Agreement, dated September 27, 2002, by and among GetronicsWang Co. LLC, Getronics Government Solutions, L.L.C., DigitalNet Holdings, Inc. and DigitalNet, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.19
Escrow Agreement, dated as of November 26, 2002, by and among GetronicsWang Co. LLC, DigitalNet, Inc., and State Street Bank and Trust Co. (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.20
Master Agreement for Transitional Services, dated November 26, 2002, by and between GetronicsWang Co. LLC and Getronics Government Solutions, L.L.C. (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.21
Amended and Restated Credit Agreement, dated as of July 3, 2003, among DigitalNet, Inc., DigitalNet Holdings, Inc., Bank of America, N.A., Madison Capital Funding LLC and the other lenders party thereto (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.22
DigitalNet Holdings, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.23
Form of Getronics Government Solutions, L.L.C. Special Severance Plan (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)

10.24
Getronics Government Solutions, L.L.C. 2002 Short Term Incentive Program Plan Document for Executive and Staff Management, dated January 1, 2002 (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.25
Agreement of Lease made September 30, 1991 between The KMS Group, Inc. and J.G. Van Dyke & Associates, Inc. (as amended) (Incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.26
Office Space Lease dated as of July 7, 2000 between JACO Horse Pen II LLC and Wang Government Services, Inc. (as amended) (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.27
Lease dated as of July 1, 1996 between RJR Ventures Limited Partnership and Wang Laboratories, Inc. (as amended) (Incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.28
Letter Agreement by and between DigitalNet Holdings, Inc. and Getronics Wang Co. LLC, dated February 28, 2003 (Incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.29
Professional Services Management, dated as of September 2001, between GTCR Golder Rauner, L.L.C. and DigitalNet, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.30
Purchase Agreement, dated as of June 27, 2003, by and among DigitalNet, Inc., DigitalNet Holdings, Inc., DigitalNet Government Solutions, LLC and Banc of America Securities LLC, Jefferies/Quarterdeck, LLC and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
21.1	List of Subsidiaries of DigitalNet Holdings, Inc (Incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
23.1	Consent of Ernst & Young LLP
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this report)
(b)
Reports on Form 8-K:

        On October 30, 2003, the Company filed a Current Report on Form 8-K reporting under Items 7 and 9 the issuance of a press release announcing the results for the quarter ended September 30, 2003.

        Also on October 30, 2003, the Company filed a Current Report on Form 8-K reporting under Items 7 and 9 excerpts from the Company's earnings call held on October 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 25, 2004.

DIGITALNET HOLDINGS, INC.
By:	/s/ KEN S. BAJAJ Ken S. Bajaj Chairman, Chief Executive Officer and President (Principal Executive Officer)
By:	/s/ JACK PEARLSTEIN Jack Pearlstein Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated as of March 25, 2004.

/s/ KEN S. BAJAJ Ken S. Bajaj, Director
/s/ BRUCE V. RAUNER Bruce V. Rauner, Director
/s/ PHILIP A. CANFIELD Philip A. Canfield, Director
/s/ CRAIG A. BONDY Craig A. Bondy, Director
/s/ RICHARD N. PERLE The Hon. Richard N. Perle, Director
/s/ EDWARD C. MEYER Edward C. Meyer, Director
/s/ ALAN G. MERTEN Alan G. Merten, Director
/s/ STUART J. YARBROUGH Stuart J. Yarbrough, Director

INDEX TO FINANCIAL INFORMATION

FINANCIAL STATEMENTS

DIGITALNET HOLDINGS, INC.
Report of Independent Auditors
Consolidated Balance Sheets As of December 31, 2002 and 2003
Consolidated Statements of Operations For the period from September 7, 2001 (Inception) through December 31, 2001 and the years ended December 31, 2002 and 2003
Consolidated Statements of Stockholders' Equity For the period from September 7, 2001 (Inception) through December 31, 2001 and the years ended December 31, 2002 and 2003
Consolidated Statements of Cash Flows For the period from September 7, 2001 (Inception) through December 31, 2001 and the years ended December 31, 2002 and 2003
Notes to Consolidated Financial Statements
DIGITALNET GOVERNMENT SOLUTIONS, LLC
Report of Independent Auditors
Consolidated Balance Sheets As of December 31, 2001 and November 25, 2002
Consolidated Statements of Operations For the years ended December 31, 2000 and 2001, and the period from January 1, 2002 through November 25, 2002
Consolidated Statements of Member's Equity For the years ended December 31, 2000 and 2001, and the period from January 1, 2002 through November 25, 2002
Consolidated Statements of Cash Flows For the years ended December 31, 2000 and 2001, and the period from January 1, 2002 through November 25, 2002
Notes to Consolidated Financial Statements
FINANCIAL SCHEDULES
DIGITALNET HOLDINGS, INC.
Report of Independent Auditors
Schedule II (Valuation and Qualifying Accounts) for the years ended December 31, 2002 and 2003

REPORT OF INDEPENDENT AUDITORS

To DigitalNet Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of DigitalNet Holdings, Inc. (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from September 7, 2001 (inception) through December 31, 2001 and the years ended December 31, 2002 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DigitalNet Holdings, Inc. as of December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for the period from September 7, 2001 (inception) through December 31, 2001 and the years ended December 31, 2002 and 2003, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

McLean, Virginia
February 3, 2004

DIGITALNET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2003
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$3,894	$23,635
Accounts receivable (net of allowance for doubtful accounts of $3,454 and $2,526 at December 31, 2002 and 2003, respectively)	64,023	66,197
Inventory	7,803	7,692
Prepaid expenses and other current assets	3,589	9,162

Total current assets	79,309	106,686

Other assets	5,939	8,438
Property and equipment, net	13,222	12,008
Intangible assets, net	188,311	173,128

Total assets	$286,781	$300,260

Liabilities, redeemable convertible securities, and stockholders' equity
Current liabilities:
Accounts payable	$4,859	$7,621
Accrued expenses	49,941	35,029
Deferred revenues	3,441	5,630
Current portion of long-term debt	48,549	—

Total current liabilities	106,790	48,280

Long-term debt, net of current portion	78,453	81,250
Other liabilities	5,051	11,277
Class A redeemable convertible preferred stock, $0.01 par value; 96,790 shares authorized; 61,376 shares issued and outstanding as of December 31, 2002 and no shares issued or outstanding as of December 31, 2003	61,739	—
Class B redeemable convertible preferred stock, $0.01 par value; 33,500 shares authorized; 33,500 shares issued and outstanding as of December 31, 2002 and no shares issued or outstanding as of December 31, 2003	33,698	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,733,026 and 16,290,158 shares issued and outstanding as of December 31, 2002 and 2003, respectively	7	17
Additional paid-in capital	4,636	173,478
Warrants	379	379
Deferred compensation	(175)	(888)
Notes receivable from management	(1,027)	—
Accumulated deficit	(2,770)	(13,533)

Total stockholders' equity	1,050	159,453

Total liabilities, redeemable convertible securities, and stockholders' equity	$286,781	$300,260

See accompanying notes.

DIGITALNET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 7, 2001 (INCEPTION)
THROUGH DECEMBER 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2002 AND 2003
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Period From September 7, 2001 (Inception) Through December 31, 2001	Year ended December 31,
		2002	2003
Revenues	$—	$33,903	$336,261
Costs of revenues (includes depreciation expense of $718 and $6,227 for the years ended December 31, 2002 and 2003, respectively)	—	26,951	266,786

Gross profit	—	6,952	69,475

Operating expenses:
Selling, general and administrative (includes depreciation expense of $1, $138 and $1,445 for the 2001 period and the years ended December 31, 2002 and 2003, respectively and stock-based compensation of $265 and $11,546 for the years ended December 31, 2002 and 2003, respectively)	705	5,483	45,188
Acquisition and related expenses	—	921	—
Amortization of intangibles	—	800	10,594

Total operating expenses	705	7,204	55,782

Income (loss) from operations	(705)	(252)	13,693
Other income (expense):
Interest income	7	29	202
Interest expense	—	(1,517)	(24,293)
Other expense, net	—	—	(37)

Total other income and (expense)	7	(1,488)	(24,128)

Loss before provision for income taxes	(698)	(1,740)	(10,435)
Provision for income taxes	—	332	328

Net loss	$(698)	$(2,072)	$(10,763)

Dividends and accretion on preferred stock, net	—	(11,752)	(7,474)

Net loss attributable to common stockholders	$(698)	$(13,824)	$(18,237)

Net loss per common share:
Basic and diluted net loss attributable to common stockholders per common share	$(0.48)	$(5.71)	$(2.32)

Weighted average common shares outstanding	1,457,697	2,421,324	7,845,438

See accompanying notes.

DIGITALNET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 7, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
AND THE YEARS ENDED DECEMBER 31, 2002 AND 2003
(DOLLARS IN THOUSANDS)

	Common Stock					Notes Receivable from Management
			Additional Paid-In Capital		Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Amount	Shares		Warrants
Balance, September 7, 2001	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	2	2,003,874	1,591	—	—	(443)	—	1,150
Payments on notes receivable	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	(698)	(698)

Balance, December 31, 2001	$2	2,003,874	1,591	$—	$—	$(425)	$(698)	$470

Issuance of common stock	5	4,729,152	14,357	—	—	(874)	—	13,488
Dividends and accretion on Class A Preferred Stock	—	—	(11,554)	—	—	—	—	(11,554)
Dividends on Class B Preferred Stock	—	—	(198)	—	—	—	—	(198)
Issuance of warrants	—	—	—	379	—	—	—	379
Stock-based compensation	—	—	440	—	(440)	—	—	—
Amortization of deferred compensation	—	—	—	—	265	—	—	265
Payments on notes receivable	—	—	—	—	—	272	—	272
Net loss	—	—	—	—	—	—	(2,072)	(2,072)

Balance, December 31, 2002	$7	6,733,026	$4,636	$379	$(175)	$(1,027)	$(2,770)	$1,050

Dividends on Class A Preferred Stock	—	—	(14,172)	—	—	—	—	(14,172)
Dividends on Class B Preferred Stock	—	—	(1,628)	—	—	—	—	(1,628)
Initial public offering	6	5,750,000	88,150	—	—	—	—	88,156
Recognition of beneficial conversion feature on Class A Preferred Stock	—	—	11,190	—	—	—	—	11,190
Conversion of Class A Preferred Stock	4	3,807,132	64,717	—	—	—	—	64,721
Purchase of Class B Preferred Stock	—	—	8,326	—	—	—	—	8,326
Payments on notes receivable		—	—	—	—	1,027	—	1,027
Stock-based compensation	—	—	12,259	—	(12,259)	—	—	—
Amortization of deferred compensation	—	—	—	—	11,546	—	—	11,546
Net loss	—	—	—	—	—	—	(10,763)	(10,763)

Balance, December 31, 2003	$17	16,290,158	$173,478	$379	$(888)	$—	$(13,533)	$159,453

See accompanying notes.

DIGITALNET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 7, 2001 (INCEPTION)
THROUGH DECEMBER 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2002 AND 2003
(DOLLARS IN THOUSANDS)

		Year Ended December 31,
	Period From September 7, 2001 (Inception) Through December 31, 2001
		2002	2003
Cash flows from operating activities:
Net loss	$(698)	$(2,072)	$(10,763)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1	856	7,672
Loss on sale of equipment	—	—	45
Amortization of intangible assets	—	800	10,594
Premium on partial redemption of senior notes	—	—	3,938
Amortization of deferred financing costs	—	294	8,060
Amortization of discount on debt	—	51	898
Amortization of deferred compensation	—	265	11,546
Deferred income taxes	—	332	328
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	—	(1,447)	(1,379)
Inventory	—	(1,022)	112
Prepaid expenses and other assets	(91)	(688)	(3,469)
Accounts payable and accrued expenses	105	(220)	1,412
Deferred revenues	—	97	3,214
Other liabilities	—	232	629

Net cash (used in) provided by operating activities	(683)	(2,522)	32,837

Cash flows from investing activities:
Purchases of property and equipment	(22)	(207)	(7,302)
Proceeds from sale of equipment	—	—	796
Purchase of DigitalNet Government Solutions, LLC, net of cash acquired	—	(178,879)	(11,937)

Net cash used in investing activities	(22)	(179,086)	(18,443)

Cash flows from financing activities:
Proceeds from (repayments under) revolving credit facility	—	3,900	(3,900)
Proceeds from (repayments under) term loan facility	—	79,429	(80,000)
Proceeds from (repayments under) subordinated bridge facility	—	43,622	(44,000)
Proceeds from issuance of warrants	—	379	—
Proceeds from issuance of senior notes	—	—	125,000
Redemption of senior notes	—	—	(47,688)
Debt issuance costs	—	(6,236)	(6,248)
Proceeds from initial public offering, net of offering costs	—	—	88,156
Proceeds from issuance of common stock, net of offering costs	1,150	13,488	—
Proceeds from issuance of preferred stock, net of offering costs	—	50,185	—
Purchase of Class B Preferred Stock	—	—	(27,000)
Payments on management notes receivable	18	272	1,027

Net cash provided by financing activities	1,168	185,039	5,347

Net increase in cash and cash equivalents	463	3,431	19,741
Cash and cash equivalents, beginning of period	—	463	3,894

Cash and cash equivalents, end of period	$463	$3,894	$23,635

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$499	$12,110

Supplemental disclosures of noncash investing and financing activities:
Issuance of Class B Preferred Stock in acquisition	$—	$33,500	$—

Issuance of common stock for notes receivable from management	$443	$874	$—

Conversion of Class A Preferred Stock into common stock	$—	$—	$67,721

See accompanying notes.

DIGITALNET HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2002 AND 2003

1.     The Company

Business Description and Basis of Presentation

        DigitalNet Holdings, Inc. (DigitalNet or the Company) was incorporated in September 2001 (Inception), under the laws of the state of Delaware. On November 26, 2002, the Company completed its acquisition of Getronics Government Solutions, L.L.C. (now DigitalNet Government Solutions, LLC or DGS). The accompanying statement of operations for the year ended December 31, 2002 includes the operating results of DGS from November 26, 2002 through December 31, 2002 along with that of the Company for the entire year ended December 31, 2002. Prior to this acquisition, the Company was involved primarily in developing its business plan, recruiting personnel, raising capital, and identifying and evaluating operating assets for acquisition.

        DigitalNet, through its ownership of DGS, is a provider of strategic consulting services, managed network services, information security solutions, and application development and integration services to U.S. defense, intelligence and civilian federal government agencies. The Company's comprehensive information technology services and solutions allow federal government clients to outsource the design, implementation, integration, management and security of their computer networks and systems. Substantially all of the Company's revenues are derived from contracts with the U.S. government, directly as a prime contractor or as a subcontractor.

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

2.     Summary of Significant Accounting Policies and Practices

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenues under its government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is considered probable and can be reasonably estimated. Revenues are earned under time-and-materials, fixed-price and cost-plus contracts. Deferred revenues represent payments received for services not yet rendered to the customer. Contract costs are expensed as incurred.

        Revenues on time-and-materials contracts are recognized based on direct labor hours expended at contract billing rates, other billable direct costs and applicable indirect costs.

        Fixed-price contracts may include either a product delivery or specific service performance throughout a period. Revenues on fixed price contracts that provide for the Company to render services throughout a period are recognized as earned according to contract terms as the service is provided. The majority of revenues on the Company's fixed-price service contracts relate to managed network service contracts in which customers receive a bundle of services often including management services, the use of the Company's hardware and software, network administration services and help desk support. For these contracts in which services are bundled and sold, the delivery of an individual service by itself does not represent the culmination of the earnings process. Customers pay the Company and the Company recognizes revenue based on fixed monthly prices often determined by the number of customer users. In other instances, the Company provides an individual customer with a number of different services that are generally documented through separately negotiated task orders that detail the services to be provided and the Company's compensation for these services. Services rendered under each task order represent a discrete earnings process and are not dependent on any other service or product sold by the Company. The Company sells its XTS, TEMPEST and Zone products to customers. Once delivered, these products do not require design, integration or implementation support for the Company's customers to receive immediate product functionality. Accordingly, revenues and associated contract costs are recognized upon product delivery and customer acceptance if required by the contract.

        Under cost-plus contracts, the Company is reimbursed for allowable costs and paid a fee which may be fixed or performance-based. Revenues on cost-plus contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract which generally corresponds to the timing of contractual billings. For cost-plus contracts that include performance based or fee incentives, the Company recognizes the portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company's prior award experience and communications with the customer regarding performance.

        Contract revenue recognition inherently involves estimation. From time to time, facts arise that require revisions to estimated total costs or expected revenues. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

        The Company's contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or annually throughout the contract consistent with the federal government's fiscal year. In evaluating the probability of funding for purposes of recognizing revenue and assessing collection of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company's knowledge of available funding for the contract or program. If funding is not considered probable, revenue recognition is deferred until realization is probable.

        The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revisions based on governmental audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Significant Customers

        The Company had no revenues prior to its acquisition of DGS. Revenues generated from contracts with the federal government or prime contractors doing business with the federal government have accounted for substantially all of the Company's revenues. Revenues from contracts representing greater than 10% of total revenues were as follows (dollars in thousands):

	Year Ended December 31
	2002		2003
	Revenue	Percent	Revenue	Percent
National Aeronautics and Space Administration (NASA) Consolidated Space Operations Contract (CSOC)	$4,710	14%	$44,749	13%

        The Company's NASA CSOC contract was scheduled to expire on December 31, 2003, but was extended to March 31, 2004 on a time-and-material basis.

Credit Risk

        The Company's assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash balances at financial institutions that may at times exceed federally insured limits. The Company maintains this cash at high credit quality institutions and, as a result, believes credit risk related to its cash is minimal. Accounts receivable consist primarily of billed and unbilled amounts, including indirect cost rate variances, due from various agencies of the federal government or prime contractors doing business with the federal government. The Company historically has not experienced significant losses related to accounts receivable and therefore believes that credit risk related to accounts receivable is not significant.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Inventory

        Inventory consists of computer equipment and peripherals and is stated at the lower of cost or market where cost is determined primarily on the average costing method. Allowances for obsolete or excess inventory are based on the Company's obsolescence experience and its assessment of future inventory requirements.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, as follows:

Project assets	3-5 years or contract term, if shorter
Machinery and equipment	3-10 years
Leasehold improvements	6 years or lease term, if shorter

Intangible Assets

        For intangible assets other than goodwill, amortization is recorded over the estimated useful life of the intangible asset. The Company evaluates the useful lives assigned to its intangible assets on a regular basis. Amortization periods and methods are as follows:

	Years	Method
Non-compete agreements	2.5	Straight-line
Software	3	Straight-line
Customer relationships	8	Accelerated

        The accelerated method of amortization for the customer relationships intangible is based upon the estimated cash flows expected to be derived from the customer relationships.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill. Under the non-amortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill exceeds its fair value.

        SFAS No. 142 requires a two-step impairment test be performed at least annually using fair value measurement techniques to assess whether the recorded goodwill is impaired. The first step of the goodwill impairment test is used to identify potential impairment and requires the Company to compare the fair value of each of its reporting units to its carrying amount, including goodwill. To accomplish this, the Company must first identify its reporting units and determine the carrying value of each reporting unit by assigning its assets and liabilities, including goodwill, to each unit. Management has determined that the Company has one reporting unit for purposes of applying the impairment test required by SFAS No. 142. The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company will be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step, the Company would be required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. To the extent the implied fair value of the reporting unit goodwill is less than the carrying amount; the Company will be required to recognize an impairment loss.

        The Company has elected to perform the SFAS No. 142 impairment test annually as of October 31 of each calendar year. An interim goodwill impairment test will be performed if an event occurs or circumstances change between annual tests that indicate the goodwill might be impaired. During 2003, the Company completed the required annual test which indicated there was no impairment.

Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets including property and equipment and intangible assets other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. The Company's estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and preferred stock. In management's opinion, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and preferred stock approximated their fair values at December 31, 2002. In management's opinion, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values at December 31, 2003. The fair value of the Company's senior notes was estimated to be approximately $87.8 million at December 31, 2003. The fair value was estimated using the mid-point between the bid and ask prices on December 31, 2003 that the Company obtained from a broker-dealer that makes a market with respect to the senior notes.

Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which prescribes certain disclosures and provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to the fair value method of accounting of SFAS No. 123, Accounting for Stock-Based Compensation, if a company so elects. In 2003, the Company adopted SFAS No. 148. The Company continues to account for its stock-based compensation in accordance with APB No. 25 and its related interpretations. The adoption of SFAS No. 148 did not have a material impact on the Company's results of operations or financial position.

        The following table illustrates the effect on the net loss attributable to common shareholders and the net loss attributable to common shareholders per common share if the Company had applied the fair value method of SFAS No. 123. For the period ended December 31, 2001 and the year ended December 31, 2002 there would be no effect on the net loss if the Company had applied the fair value method of SFAS No. 123.

Year Ended December 31, 2003
Net loss attributable to common stockholders, as reported	$(18,237)
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income	11,411
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(11,598)

Pro forma net loss attributable to common stockholders	$(18,424)

Earnings per share:
Basic and diluted net loss attributable to common stockholders per common share — as reported	$(2.32)
Basic and diluted net loss attributable to common stockholders per common share — pro forma	$(2.35)

        In accordance with SFAS No. 123, the fair values of options were estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 3%; no dividends; expected life of the options of four years; and volatility from 50% to 56%. The effect of applying the fair value method prescribed by SFAS No. 123 as described above is not necessarily representative of the effects on the reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely than not that such assets will not be realized.

Earnings Per Share

        SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are antidilutive.

        For purposes of computing basic loss per common share, 1,265,440 shares of unvested common stock outstanding at December 31, 2002, held by executives and employees of the Company (the Reserved Stock, Carried Stock and Restricted Stock—See Note 9) were not treated as outstanding until they became vested in subsequent periods. The effect of the outstanding shares of Class A Preferred Stock and Class B Preferred Stock converting into shares of common stock was not included in the computation of diluted loss per common share as the effect would have been anti-dilutive for year ended December 31, 2002. In addition, warrants to purchase 94,868 shares of common stock that were outstanding as of December 31, 2002 were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive. The treasury stock effect of 1,265,440 shares of unvested Reserved Stock, Carried Stock and Restricted Stock as of December 31, 2002, has also not been included in the computation of diluted loss per common share as their effect would have been anti-dilutive.

        In connection with the Company's initial public offering of its common stock (IPO), the Class A Preferred Stock, including accrued dividends, converted into 3,807,132 shares of common stock and a portion of the net proceeds from the IPO were used to purchase all of the outstanding shares of Class B Preferred Stock. For the year ended December 31, 2003 and prior to the IPO, the effect of the outstanding shares of Class A Preferred Stock and Class B Preferred Stock converting into shares of common stock was not included in the computation of diluted loss per common share as the effect would have been anti-dilutive. Subsequent to the IPO, the shares of common stock into which the Class A Preferred Stock converted were included in the computation of basic loss per common share. In addition, all of the remaining shares of unvested Reserved Stock, Carried Stock and Restricted Stock that were outstanding at the time of the IPO became fully vested upon completion of the IPO. For the year ended December 31, 2003, the outstanding shares of unvested Reserved Stock, Carried Stock and Restricted Stock were not included in the computation of basic loss per common share until they became vested and the treasury stock effect of those unvested shares was not included in the computation of diluted loss per common share prior to vesting as the effect would have been anti-dilutive. In addition, options and warrants to purchase 405,993 shares of common stock that were outstanding as of December 31, 2003 were excluded from the computation of diluted loss per common share for the year ended December 31, 2003 as their effect would have been anti-dilutive.

        The following details the computation of the net loss per common share (dollars in thousands, except per share data):

	Period From September 7, 2001 (Inception) Through December 31, 2001
		Year Ended December 31,
		2002	2003
Net loss	$(698)	$(2,072)	$(10,763)
Dividends on Class A Preferred Stock and Class B Preferred Stock	—	(562)	(4,610)
Accretion on Class A Preferred Stock	—	(11,190)	—
Dividend for beneficial conversion feature on Class A Preferred Stock	—	—	(11,190)
Excess of carrying amount over purchase price for Class B Preferred Stock	—	—	8,326

Net loss attributable to common stockholders	$(698)	$(13,824)	$(18,237)

Weighted average common share calculation:
Basic weighted average common shares outstanding	1,457,697	2,421,324	7,845,438
Conversion of Class A Preferred Stock	—	—	—
Conversion of Class B Preferred Stock	—	—	—
Treasury stock effect of shares of unvested common stock	—	—	—
Treasury stock effect of options and warrants	—	—	—

Diluted weighted average common shares outstanding	1,457,697	2,421,324	7,845,4382
Net loss per common share:
Basic loss per common share	$(0.48)	$(5.71)	$(2.32)
Diluted loss per common share	$(0.48)	$(5.71)	$(2.32)

        The pro forma basic and diluted net loss per common share is computed using the pro forma net income (loss) attributable to common stockholders and the pro forma basic and diluted weighted average number of common shares outstanding during the period. The pro forma net income (loss) attributable to common stockholders and the pro forma basic and diluted weighted average common shares assumes the conversion of the Class A Preferred Stock into common stock as of January 1, 2003.

Year ended December 31, 2003
Net loss	$(10,763)
Dividends on Class B Preferred Stock	(1,628)
Excess of carrying amount over purchase price for Class B Preferred Stock	8,326

Pro forma net loss attributable to common stockholders	$(4,065)

Weighted average common share calculation:
Basic weighted average common shares outstanding	7,845,438
Conversion of Class A Preferred Stock	3,003,984

Pro forma basic weighted average common shares outstanding	10,849,422

Treasury stock effect of shares of unvested common shares	—
Treasury stock effect of options and warrants	—

Diluted weighted average common shares outstanding	10,849,422

Pro forma loss per common share:
Pro forma basic and diluted loss per common share	$(0.37)

Segment Reporting

        SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The Company operates in one segment.

Impact of Recently Issued and Proposed Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Among other things, SFAS No. 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 4, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Adoption of SFAS No. 145 required that the losses incurred by the Company as a result of the early retirement of debt in 2003 be reflected as a component of interest expense and not treated as an extraordinary item.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs of Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003 and such adoption and did not have a material impact on the Company's results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. The provisions of this statement require that any financial instruments that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. This statement was effective immediately for instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS No. 150 during 2003, and such adoption did not have a material impact on the Company's results of operation or financial position.

        In December 2002, the EITF issued EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires that revenue be allocated amongst the different items based on fair value. EITF Issue 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted EITF Issue 00-21 during 2003 and such adoption did not have a material impact on the Company's results of operations or financial position.

3.     Acquisitions

        On November 26, 2002, the Company acquired all of the membership interests of DGS from Getronics Wang Co. LLC (Getronics Parent) in a transaction accounted for using the purchase method of accounting. DGS' results of operations have been included in the accompanying consolidated statements of operations from the date of its acquisition. At closing, consideration for the acquisition consisted of 33,500 shares of Class B Preferred Stock and $183.4 million in cash. This consideration was subject to adjustment based upon a final determination of the amount of net working capital, depreciable assets and accrued contract losses, as defined, as of the date of acquisition. In 2003, the Company was required to pay approximately $8.3 million in cash as additional consideration as a result of the adjustment. This adjustment was included in the determination of the aggregate purchase price for the acquisition.

        The aggregate consideration was determined as follows (dollars in thousands):

Fair value of Class B Preferred Stock	$33,500
Cash paid to seller	191,702
Transaction costs and other	11,389

$236,591

        The Company allocated the purchase price based upon the fair values of the assets acquired and the liabilities assumed. During 2003, the Company revised certain of its estimates, related primarily to the fair value of certain performance and incentive fees, certain accrued liabilities and deferred income taxes. The purchase price allocation has been adjusted and finalized as of November 26, 2003 to reflect the revisions to these estimates.

        The purchase consideration has been allocated as follows (dollars in thousands):

Cash	$5,873
Accounts receivable	62,576
Other assets	9,445
Property and equipment	13,849
Non-compete agreements	41
Software	527
Customer relationships	33,547
Goodwill	150,407
Net deferred income taxes	9,311
Liabilities	(48,985)

$236,591

        The goodwill recorded is expected to be fully deductible for income tax purposes. The change in the carrying value of goodwill for year ended December 31, 2003 is as follows (dollars in thousands):

Balance at December 31, 2002	$154,996
Other assets	(2,045)
Liabilities and other	5,602
Deferred income taxes	(8,146)

Balance at December 31, 2003	$150,407

        In connection with the DGS acquisition, the Company recognized approximately $8.2 million in liabilities as the cost of abandoning certain leased DGS facilities and terminating certain DGS employees. The liabilities consisted primarily of lease costs and severance and other employee termination costs related to the termination of approximately 70 employees in connection with the expiration of the INS contract and the consolidation of certain other operations. For the years ended December 31, 2002 and 2003, the Company charged approximately $204,000 and approximately $2.9 million, respectively, against the accrual for amounts paid. Payments related to the remaining obligation at December 31, 2003 will total approximately $2.2 million for 2004, approximately $0.7 million for 2005, approximately $0.7 million for 2006, approximately $0.3 million per year for 2007, approximately $0.3 million for 2008, and approximately $0.9 million thereafter.

        The DGS pre-acquisition November 25, 2002 balance sheet included $14.6 million of accounts receivable that were to be collected by the Company but remitted to Getronics Parent. Because the Company only collected these accounts receivable on behalf of Getronics Parent, they were not included as acquired assets in the DGS purchase price allocation and accordingly did not appear on the accompanying December 31, 2002 balance sheet. In addition, the Company did not record a liability related to these amounts in the DGS purchase price allocation as the Company did not have an obligation to pay the Getronics Parent in the event that the accounts receivable were not collected. During 2003, the Company collected the entire $14.6 million of such accounts receivable and remitted the amounts to Getronics Parent.

        The pro forma information presented below (dollars in thousands, except per share data) reflects the DGS acquisition and the related financing transactions as if each had occurred at the beginning of each period presented. These results are not necessarily indicative of future operating results or those that would have occurred had the acquisition been consummated on those dates:

	Year Ended December 31,
	2001	2002
Pro forma revenues	$346,773	$367,813
Pro forma net income	3,977	12,483
Pro forma net income (loss) attributable to common stockholders	(1,844)	6,661
Pro forma basic earnings (loss) per share	(0.69)	1.37
Pro forma diluted earnings (loss) per share	(0.69)	1.28

4.     Accounts Receivable

        Accounts receivable consists of the following (dollars in thousands):

	December 31,
	2002	2003
Billed and currently billable accounts receivable	$57,750	$65,302
Unbilled accounts receivable	9,727	3,421
Allowance for doubtful accounts	(3,454)	(2,526)

Account receivable, net	$64,023	$66,197

        The amounts included in currently billable accounts receivable represent amounts which were billed in the subsequent reporting period. They are billings for services rendered prior to period-end that were billed once necessary billing data had been collected and an invoice produced. Unbilled accounts receivable represent amounts which are not yet billable based upon contract terms. At December 31, 2002 and 2003, the unbilled accounts receivable relate primarily to accounts due under contracts that had not yet received formal government funding at year-end due to delayed appropriations bills. The Company is precluded from billing for its services until the government has formally funded the contract. Substantially all of the unbilled accounts receivable are expected to be billed and collected within 90 days of the balance sheet date.

5.     Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

	December 31,
	2002	2003
Project assets	$11,851	$14,011
Machinery and equipment	1,445	4,431
Leasehold improvements	783	832
Accumulated depreciation	(857)	(7,266)

Property and equipment, net	$13,222	$12,008

        The Company provides services under long-term contractual commitments whereby certain of its equipment is held for use by others. The cost of these assets is recovered through contractual billings. The net book value of assets held for use by others was approximately $10.9 million and $7.7 million at December 31, 2002 and 2003, respectively.

6.     Intangible Assets

        Intangible assets consist of the following (dollars in thousands):

	December 31,
	2002	2003
Non-compete agreements	$41	$41
Software	527	527
Customer relationships	33,547	33,547
Accumulated amortization	(800)	(11,394)
Goodwill	154,996	150,407

Intangible assets, net	$188,311	$173,128

        Future expected amortization of intangibles as of December 31, 2003, is as follows (dollars in thousands):

2004	$7,526
2005	5,069
2006	4,177
2007	3,031
2008	1,380
Thereafter	1,538

$22,721

7.     Accrued Expenses

        Accrued expenses consist of the following (dollars in thousands):

	December 31,
	2002	2003
Accrued compensation and benefits	$11,651	$11,923
Accrued acquisition and related costs	6,702	2,738
Accrued DGS purchase consideration	8,215	—
Accrued contract costs	9,388	7,303
Accrued NASA CSOC contract obligation	5,276	—
Accrued interest	673	3,616
Other	8,036	9,449

Accrued expenses	$49,941	$35,029

        In connection with the DGS acquisition, the Company consolidated its facilities resulting in the closure of its Bethesda, Maryland office. As a result, the Company recorded a restructuring charge for the related lease costs of approximately $446,000, which has been included in acquisition and related expenses in the accompanying consolidated statement of operations for the year ended December 31, 2002. For the years ended December 31, 2002 and 2003, the Company paid lease costs of approximately $38,000 and $70,000, respectively, net of sublease income. The office space has been sublet to a tenant that has the option to terminate the sublease in certain circumstances. If the option to terminate this lease is not exercised during the first or second quarter of 2004, the liability for the abandoned facility will be reduced with the related benefit recorded in the statement of operations.

        In May 1999, DGS entered into a contract to design, install and operate a wide area network for NASA. The base term of the NASA COSC contract was scheduled to end on December 31, 2003, but was extended on a time-and-material basis through March 31, 2004. The Company had determined that with respect to the base term of the contract, the estimated direct contract costs exceeded the estimated contract revenues. The accrued NASA CSOC contract obligation was based, in part, upon management's estimate of revenues and costs and was revised based on actual results.

8.     Debt

        Debt consists of the following (dollars in thousands):

	December 31, 2002	December 31, 2003
Senior Secured Credit Facility:
Revolving Credit Facility, with an interest rate of 5.3% at December 31, 2002, due November 2006	$3,900	$—
Term Loan, with an interest rate of 6.0% at December 31, 2002, quarterly principal payments through November 2007	80,000	—
Discount on Term Loan	(561)	—
Subordinated Bridge Note, with an interest rate of 15%, due August 26, 2003	44,000	—
Discount on Subordinated Bridge Note	(337)	—
9% senior notes due 2010	—	81,250

Total	$127,002	$81,250

Less: Current portion	$48,549	$—

Long-term portion	$78,453	$81,250

Senior Secured Credit Facility

        In November 2002, the Company entered into a $105.0 million credit agreement (the Senior Secured Credit Facility) with a syndicate of commercial lenders. The Senior Secured Credit Facility included a receivable-based revolving line of credit that permitted borrowings and issuances of letters of credit of up to $25.0 million (Revolving Credit Facility), and an $80.0 million term loan facility (the Term Loan). As of December 31, 2002, the Company had $3.9 million in borrowings and $2.0 million in outstanding letters of credit under the Revolving Credit Facility. The $80.0 million Term Loan was issued at a discount of approximately $570,000 from its face amount. This discount was recognized as additional interest expense over the term of the debt using the effective interest method. Interest accrued on borrowings under the Senior Secured Credit Facility, at the Company's option, at a rate based on the British Bankers Association Interest Settlement Rate for deposits in dollars or at a rate that is the higher of the prime rate or the federal funds rate plus 50 basis points, in each case plus an applicable margin that varied depending upon the Company's consolidated leverage ratio, as defined. The obligations under the Senior Secured Credit Facility were secured by substantially all of the assets of the Company. The Senior Secured Credit Facility contained certain restrictive covenants. The Company was in compliance with these covenants as of December 31, 2002. In connection with the Senior Secured Credit Facility, the Company incurred approximately $4.3 million in financing costs that were being amortized as interest expense over the term of the debt using the effective interest method.

2003 Credit Facility

        In July 2003 and in connection with the completion of the Company's offering of senior notes, the Company entered into an Amended and Restated Credit Agreement (the 2003 Credit Facility) with a syndicate of commercial lenders, that provides for a $50.0 million revolving credit facility to be used for working capital and general corporate purposes, for capital expenditures, and for future acquisitions.

The borrowing capacity under the 2003 Credit Facility provides for the issuance of up to $5.0 million in letters of credit. The available borrowings under the 2003 Credit Facility may be limited based upon a percentage of the Company's eligible billed and unbilled accounts receivable, as defined. At December 31, 2003, the Company had no borrowings outstanding and $2.0 million in outstanding letters of credit under the 2003 Credit Facility related to its leased facility in Herndon, Virginia. At December 31, 2003, the Company had available but unused borrowing capacity of $47.6 million under the 2003 Credit Facility.

        Borrowings under the 2003 Credit Facility bear interest at varying rates at the Company's option, based on either the British Bankers Association Interest Settlement Rate for deposits in dollars or a rate that is the higher of the prime rate or the federal funds rate plus one-half of one percent, in each case plus an applicable margin that varies depending on the Company's consolidated total leverage ratio, as defined. The Company also incurs a commitment fee on the unused portion of the 2003 Credit Facility at a rate that varies depending upon the Company's consolidated total leverage ratio, as defined. Borrowings under the 2003 Credit Facility may be voluntarily prepaid and reborrowed in whole or in part at the option of the Company. However, the Company is required to use the net proceeds from certain asset sales to prepay any outstanding borrowings. The 2003 Credit Facility will terminate in July 2007, at which time all outstanding borrowings must be repaid in full.

        Obligations under the 2003 Credit Facility are secured by substantially all of the assets of the Company. The 2003 Credit Facility contains certain restrictive covenants including, among others, requirements related to operating results and leverage, as well as restrictions related to liens, investments, additional indebtedness, disposition of assets, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures, and certain other changes in the business. The financial covenants include the requirement to maintain a maximum consolidated total leverage ratio, minimum consolidated fixed charge coverage ratio, and minimum net worth. As of December 31, 2003, the Company was in compliance with these covenants.

Bridge Loan Agreement

        In November 2002, the Company entered into a bridge loan agreement with a commercial lender to borrow $44.0 million through a subordinated bridge note (the Subordinated Bridge Note). Interest on the Subordinated Bridge Note accrued at an annual rate of 15% and the Subordinated Bridge Note was due on August 26, 2003 (Maturity Date). Annual interest equal to 13% was payable in cash quarterly with the remaining 2% payable in cash or added to the outstanding principal balance at the Company's option. The Company had the option to extend the due date to November 26, 2003 (Extended Maturity Date) upon meeting certain requirements in the agreement. In addition, if on the Maturity Date, or if applicable, the Extended Maturity Date, an IPO had not occurred, there had been no continued events of default, as defined, and there had not been a material adverse effect, the Company, at its option, could rollover and exchange borrowings under the Subordinated Bridge Note for a new note with a maturity date of the earlier of seven years from the date of its issuance or six months after the maturity of the Term Loan. Borrowings under the Subordinated Bridge Note were subordinated to the Senior Secured Credit Facility. The bridge loan agreement contained certain restrictive covenants. The Company was in compliance with these covenants as of December 31, 2002. In connection with the Subordinated Bridge Note, the Company incurred approximately $1.9 million in financing costs, that were amortized as interest expense over the term of the debt using the effective interest method.

        In connection with the Subordinated Bridge Note, the Company issued warrants to purchase 94,868 shares of common stock to the lender. The warrants have a ten-year life, and were issued with an exercise price of $0.01 per share. A portion of the proceeds of the Subordinated Bridge Note was allocated to the value of the warrants. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of approximately

4%, expected life of 10 years, volatility of 100% and no dividends. The resulting debt discount was amortized to interest expense using the effective interest rate method over the term of the Subordinated Bridge Note. In the event the Subordinated Bridge Note was not repaid on either the Maturity Date or the Extended Maturity Date, the Company would have been required to release to the lender warrants that were being held in escrow to purchase an additional 379,475 shares of common stock with an exercise price of $0.01 per share.

Senior Notes

        In July 2003, DigitalNet, Inc., a wholly owned subsidiary of the Company, issued $125.0 million in aggregate principal amount of 9% senior notes due July 15, 2010 (the Notes). The Notes are unsecured obligations of DigitalNet, Inc. The Notes are guaranteed on a full, unconditional, joint, and several basis by DigitalNet Holdings, Inc. and all of DigitalNet, Inc.'s domestic subsidiaries (see Note 15). The proceeds from the sale of the Notes were used to the repay the outstanding balances of the Term Loan and Subordinated Bridge Note and the related lending commitments were terminated. In connection with the repayments, the Company wrote-off approximately $4.5 million of deferred financing costs. This amount has been included in interest expense in the accompanying statement of operations for 2003. In connection with the repayment of the Subordinated Bridge Note, the warrants to purchase 379,475 shares of common stock held in escrow were cancelled. In connection with the 2003 Credit Facility and the Notes, the Company incurred approximately $6.6 million of financing costs that are being amortized over the term of the debt using the effective interest method.

        The Company will be required to make semi-annual interest payments in arrears on January 15 and July 15 of each year the Notes are outstanding, commencing on January 15, 2004. At any time prior to July 15, 2006, the Company had an option to redeem up to 35% of the aggregate principal amount of the Notes at a price equal to 109.00% of the outstanding principal balance, plus accrued but unpaid interest and liquidated damages, as defined. However, any such redemption must occur within 90 days of the closing of an equity issuance, as defined. After July 15, 2007, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 104.50%, 102.25%, or 100.00% of the outstanding principal balance of the Notes if redeemed during the twelve month period beginning on July 15, 2007, 2008, or 2009, respectively, plus accrued but unpaid interest and liquidated damages, as defined. Upon a change in control, as defined, the holders of the Notes may require the Company to repurchase all or a portion of the Notes at a purchase price equal to 101.00% of the outstanding principal amount, plus accrued but unpaid interest and liquidated damages, as defined. The indenture governing the Notes contains certain restrictive covenants including, among others, requirements related to liens, dividends, investments, issuances of securities, repurchases of securities, consolidations and mergers, transactions with affiliates, and certain other changes in the business.

        In November 2003, a portion of the net proceeds of the IPO were used to redeem approximately $43.8 million in aggregate principal amount of the outstanding Notes for approximately $47.7 million, or 109.00% of the aggregate principal amount of the Notes being redeemed. In connection with the redemption of the Notes, the Company recognized a charge of approximately $3.9 million in the fourth quarter of 2003 attributable to the premium paid to redeem the Notes and a charge of approximately $1.9 million related to the write-off of deferred financing costs related to the Notes redeemed. These amounts have been included in interest expense in the accompanying statement of operations for 2003.

9.     Stockholders' Equity

Reverse Stock Split

        In March 2003, the Company effected a one-for-eight reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

Initial Public Offering

        In October 2003, the Company completed its IPO of common stock by issuing 5,750,000 shares of common stock at $17.00 per share, which generated proceeds, net of offering costs, of approximately $89.1 million. The net proceeds of the IPO, together with the proceeds of $848,000 from the concurrent repayment of certain management notes, were used to redeem $43.8 million in aggregate principal amount of outstanding Notes for approximately $47.7 million, and $27.0 million was used to purchase all of the outstanding Class B Preferred Stock. In connection with the IPO, all of the outstanding Class A Preferred Stock, including accrued dividends, converted into shares of common stock.

Stock Purchase Agreement

        In September 2001, the Company entered into a purchase agreement (the Stock Purchase Agreement) and completed the first of a series of investment transactions with GTCR Golder Rauner, L.L.C. (GTCR) and certain executives (including entities for the benefit of the executives or their family members, the Executives) of the Company. Under the terms of the Stock Purchase Agreement, GTCR committed to provide up to $96 million in capital to the Company to fund acquisitions as well as for other general corporate purposes. Pursuant to the Stock Purchase Agreement, up to 4,200,000 shares of common stock would be issued to GTCR at a price of $0.80 per share and up to 92,640 shares of Class A Redeemable Convertible Preferred Stock (Class A Preferred Stock) would be issued to GTCR at a price of $1,000 per share. The Executives were also required to purchase additional common and Class A Preferred Stock at the same per share prices in proportion to all GTCR investments.

        As part of the initial investment transaction in September 2001, the Company issued 1,250,000 shares of common stock to GTCR resulting in net cash proceeds of approximately $990,000. Concurrent with the GTCR investment, the Executives purchased an aggregate of 753,874 shares of common stock for proceeds of approximately $603,000. In April 2002 and October 2002, the Company sold an additional 662,500 and 215,000 shares of common stock, respectively, to GTCR resulting in net cash proceeds of approximately $695,000. Concurrent with these GTCR investments, the Company sold to the Executives an additional 399,554 and 129,667 shares of common stock, in April 2002 and October 2002, respectively, for consideration of approximately $423,000. In connection with the DGS acquisition in November 2002, the Company sold 2,072,500 shares of common stock and 58,744 shares of Class A Preferred Stock to GTCR for net cash proceeds of approximately $59.8 million. Concurrent with this GTCR investment, the Executives purchased 1,249,931 shares of common stock and 2,632 shares of Class A Preferred Stock from the Company for consideration of approximately $3.6 million. In addition, GTCR purchased 205,693 shares of common stock from the Executives for $0.80 per share in connection with the DGS acquisition. The net proceeds of approximately $63.4 million received in November 2002 were allocated between the Company's common stock ($13.2 million) and Class A Preferred Stock ($50.2 million) for financial reporting purposes based on the estimated fair value of each security, which was $4.00 per share for the common stock and $825.47 per share for the Class A Preferred Stock.

        In March 2003, the Company, GTCR, and the Executives amended the Stock Purchase Agreement. Under the terms of the amended Stock Purchase Agreement, upon consummation of an IPO GTCR will no longer be obligated to provide the $96 million in capital to the Company. The amended agreement also terminated the Executives' requirement to purchase additional shares of stock in proportion to any future investment by GTCR upon consummation of an IPO.

Common Stock Held by Executives and Other Employees

        Certain shares of common stock purchased by the Executives were subject to repurchase at the discretion of the Company (the Reserved Stock) and certain shares held by the Executives and other employees were subject to repurchase by the Company upon the Executive's or the employee's separation from the Company.

Reserved Stock

        The Reserved Stock is subject to senior management agreements (the Management Agreements) dated September 7, 2001 with each of the Executives. Concurrent with the GTCR investments, an aggregate of 973,614 shares of Reserved Stock were purchased by the Executives. Consideration for the purchases consisted of a combination of cash and promissory notes. Pursuant to the Management Agreements, the Company could at its discretion, repurchase any or all of the Reserved Stock for $0.80 per share in order to re-issue a corresponding number of shares of common stock and/or options to purchase common stock to other employees. During the year ended December 31, 2002, the Company repurchased 88,125 shares of Reserved Stock from the Executives for $0.80 per share, which were subsequently sold to certain other employees and consultants of the Company at a price per share of $0.80. The Executives held 679,796 shares of Reserved Stock as of December 31, 2002 and 2003.

        The Company's unilateral option to repurchase the Reserved Stock would expire on the earlier of a liquidity event, as defined, or an IPO (collectively the Qualifying Events). Upon an IPO, the Executives' Reserved Stock would vest immediately, and a portion of the vested Reserved Stock would be subject to transferability restrictions that lapse over time. Because the number of shares of Reserved Stock to be held by the Executives would not be fixed until the occurrence of a Qualifying Event, the Company measured and recorded stock compensation costs on the date of the Qualifying Event. As a result of the Company's IPO in October 2003, the Reserved Stock fully vested and the Company recognized stock-based compensation cost of approximately $10.1 million which represented the difference between the IPO price per share and the per share purchase price paid by the Executives multiplied by the number of shares of Reserved Stock purchased and held by the Executives.

Carried Stock

        Concurrent with the GTCR investments, an aggregate 1,371,288 shares of common stock (the Carried Stock) were purchased by the Executives. Consideration for the purchases consisted of a combination of cash and full recourse promissory notes. Pursuant to the Management Agreements, the Executives' Carried Stock vested approximately 35% on the date of the Management Agreement and approximately 2% on the last day of each month thereafter. The vesting for any Carried Stock purchased by the Executives subsequent to the date of the initial purchase and the date of the Management Agreements was determined retroactively, beginning with the original date of the Management Agreements. Any unvested shares of Carried Stock were subject to repurchase by the Company upon the Executives' separation from the Company at the lower of (a) the Executives' original purchase price or (b) the fair market value of each share on the separation date.

        In March 2003, the Company amended the Executives' Management Agreements to provide for the immediate vesting of the outstanding shares of Carried Stock upon the consummation of an IPO. The modification resulted in a new measurement date for purposes of measuring compensation related to the Carried Stock. Although measurement of compensation is made at the date of the modification, the recognition of compensation expense, if any, will depend on whether the Executives retain or are expected to retain shares of the Carried Stock that otherwise would have been forfeited. In the event of an Executive's separation or expected separation from the Company prior to the original vesting term, the Company will record compensation expense at that time based upon the previously measured compensation and the benefit ultimately received by the Executive from the accelerated vesting. Upon an IPO, the Executives were also required to repay the outstanding balance of the promissory notes issued in connection with their purchases of Reserved Stock and Carried Stock. The amended Management Agreements also terminated the Executives' requirement to purchase additional shares of stock in connection with any future GTCR investments upon the consummation of an IPO. As a result of the Company's IPO in October 2003, the Carried Stock and Reserved Stock fully vested and the Executives repaid the related outstanding promissory notes.

Restricted Stock

        During 2002, the Company sold an aggregate of 88,125 shares of common stock (the Restricted Stock) to other employees of the Company (the Initial Employees). The shares were sold at $0.80 per share, in exchange for cash and promissory notes. In the event that the Initial Employees cease to be employed or engaged by the Company for any reason, the common stock was subject to repurchase at the option of the Company. The Initial Employees vested in the Restricted Stock ratably over 3 to 4 year periods. Restricted Stock that has vested is subject to repurchase at the fair market value of the stock (the Fair Value Shares) at the repurchase date. Restricted Stock that has not vested may be repurchased at its original cost. The Fair Value Shares are subject to restrictions on transferability. Such restrictions lapse upon the occurrence of certain events.

        Because the promissory notes issued to finance the stock purchases of the Restricted Stock had a fixed rate of interest which might not equal a market rate of interest on the date the shares of Restricted Stock became vested, these stock awards were accounted for as variable awards resulting in the requirement that stock-based compensation cost be measured each reporting period based on the fair value of the Company's common stock at that date and attributed to expense based on the vesting of the Restricted Stock. Accordingly, the Company recognized deferred stock-based compensation of approximately $440,000 as of December 31, 2002, of which approximately $265,000 was charged to expense during 2002.

        In March 2003, the Company amended the Initial Employees' employment agreements to provide for the immediate vesting of the outstanding shares of Restricted Stock in connection with the consummation of an IPO. The amended employment agreements also prescribed that, upon an IPO, the Initial Employees were required to repay the outstanding balance of the promissory notes issued in connection with the purchases of Restricted Stock. As a result of the Company's IPO in October 2003, the Restricted Stock fully vested and the Initial Employees repaid the related outstanding promissory notes. As a result of vesting prior to and in connection with the IPO during 2003, the Company recognized $1.1 million in stock-based compensation expense for the year ended December 31, 2003. The total stock-based compensation expense recorded in 2002 and 2003 related to the Restricted Stock represented the difference between the IPO price per share and the per share price paid by the Initial employees, multiplied by the number of shares of Restricted Stock purchased and held by the Initial Employees.

Stockholders Agreement

        In connection with the GTCR Purchase Agreement, the Company, GTCR, and the Executives (collectively, the "Investors"), entered into a stockholders agreement. The stockholders agreement, among other things, granted the Executives certain participation rights in connection with the transfer of stock by GTCR, grants the Company and the Investors certain rights of first refusal, and provided for voting rights with respect to the election of directors. In November 2002, the stockholders agreement was amended and restated to include the holders of the Class A Preferred Stock, Class B Preferred Stock, and warrants to purchase common stock within its provisions. The stockholders agreement terminated in accordance with its terms upon consummation of the IPO.

10.   Amended and Restated 2003 Stock Incentive Plan

        The Company adopted an Amended and Restated 2003 Stock Incentive Plan (the Plan) in March 2003. The Plan permits the grant of a variety of equity awards including, among others, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and other stock-based awards to consultants, directors, officers, and other employees of the Company. Under the Plan, 373,416 shares of common stock were available for issuance in connection with awards in 2003. Under the Plan, an additional 325,803 shares became available for issuance as of January 1, 2004. Options generally vest with respect to 25% of the shares subject to the option on the first anniversary of the grant date and monthly thereafter for the remaining three years. Any unvested portion of an option is generally forfeitable upon termination of an option holder's service as an employee or director. The Plan is administered by the compensation committee of the board of directors.

        During 2003, the Company granted 311,125 options to purchase common stock to certain employees and directors under the Plan. Stock-based compensation cost related to stock option grants has been reflected in the net loss for the year ended December 31, 2003, as certain options granted had an exercise price less than the fair market value of the underlying common stock on the date of grant. The Company recorded approximately $1.2 million of deferred stock-based compensation relating to the issuance of these options. The deferred stock-based compensation is amortized over the vesting period of the options. For the year ended December 31, 2003, the Company recorded stock-based compensation expense of approximately $344,000 related to these options.

        Stock option activity of the Plan from inception through December 31, 2003 is as follows:

	Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2002	—	$—
Granted	311,125	11.75

Outstanding at December 31, 2003	311,125	$11.75

        At December 31, 2003, the price range of options outstanding was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$8.00-9.00	86,000	$8.12	9.7	11,673	$8.00
10.00-12.50	103,250	$11.03	9.7	23,132	$11.13
14.17-20.90	121,875	$14.93	9.8	50,027	$15.53

	311,125	$11.75		84,832	$13.30

        The grant date weighted average fair value of options granted in 2003 was $8.42.

11.   Preferred Stock

Class A Redeemable Convertible Preferred Stock

        The holders of the Class A Preferred Stock were entitled to a 6% cumulative dividend. As of December 31, 2002, accrued but unpaid dividends totaled approximately $363,000. The Company could redeem the shares at any time for their liquidation value of $1,000 per share plus accrued but unpaid dividends. The shares had no voting rights. Upon the occurrence of an IPO, change in ownership, or fundamental change, as defined, a majority of the holders of the Class A Preferred Stock could require the Company to redeem all or a portion of their shares for cash in an amount equal to their liquidation value, which includes accrued but unpaid dividends. If the Class A Preferred Stock had not been redeemed prior to or upon a qualified IPO, each share would automatically convert into common stock based on the aggregate liquidation value of the preferred stock, which includes accrued but unpaid dividends, divided by a number which is equal to the price per share of the Company's common stock at its IPO.

        In connection with financing the acquisition of DGS, the Company issued shares of common stock and Class A Preferred Stock concurrently for total consideration of approximately $63.4 million, net of a one percent investment fee paid to GTCR in connection with the investment. For financial reporting purposes, the Company allocated the proceeds between the common stock and the Class A Preferred Stock based upon management's estimate of the fair value of each security with approximately $13.2 million allocated to the common stock and $50.2 million allocated to the Class A Preferred Stock. The liquidation value of the shares of Class A Preferred Stock was approximately $61.4 million on the date of issuance. Because the initial carrying amount of the Class A Preferred Stock on the date of issuance was less than the redemption amount and the Class A Preferred Stock was immediately redeemable, the Company recorded approximately $11.2 million in accretion on the date of issuance. In addition, because the Class A Preferred Stock was issued at a discount to its liquidation value which was the basis for conversion upon an IPO, the effective conversion price of the Class A Preferred Stock was less than the price per share offered to the public upon an IPO. Upon consummation of the IPO in October 2003, all the Class A Preferred Stock was converted into 3,807,132 shares of common stock. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the beneficial conversion feature of approximately $11.2 million was measured at the date of issuance and was recognized and recorded as a dividend and a corresponding credit to additional paid-in capital upon consummation of the IPO.

Class B Redeemable Convertible Preferred Stock

        As consideration in the DGS acquisition, the Company issued 33,500 shares of Class B Redeemable Convertible Preferred Stock (the Class B Preferred Stock). The holders of the Class B Preferred Stock were entitled to a 6% cumulative dividend. The Class B Preferred Stock had no voting rights.

        In the event that the Company exercised its right to redeem the Class A Preferred Stock, the holders of the Class B Preferred Stock would have the right to participate in such redemption. In addition, upon the occurrence of an IPO, a majority of the holders of the Class A Preferred Stock could require the Company to redeem all or any portion of the Class A Preferred Stock and the Class B Preferred Stock for its liquidation value, plus accrued but unpaid dividends, provided however that any holder of the Class B Preferred Stock could elect to convert their respective shares into common stock. If the Class B Preferred Stock was not redeemed at the consummation of an IPO, the shares would automatically convert into common stock based on the aggregate liquidation value of the Class B Preferred Stock, which include accrued but unpaid dividends, divided by a number which was equal to 81.667% of the price per share of the Company's common stock at its IPO. This discount to the price per share offered to the public, resulted in a beneficial conversion feature of approximately $7.5 million. Because conversion was contingent on the occurrence of a future event, the value of the beneficial conversion feature would not be recognized until the contingent future event occured in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. If converted at an IPO, the Company would record the $7.5 million beneficial conversion feature and the related dividend.

        During 2003, the holders of the Class B Preferred Stock entered into a contract with a third party to sell the Class B Preferred Stock. Under the terms of the Company's stockholder agreement, the Company had a right of first refusal to purchase the Class B Preferred Stock in such circumstances.

The Company used a portion of the proceeds from its IPO and exercised its right of first refusal and purchased the Class B Preferred Stock for $27.0 million. The Company recognized a benefit to income attributable to common stockholders in the fourth quarter of 2003 of approximately $8.3 million related to the excess of the carrying amount of the Class B Preferred Stock over the purchase price paid for the Class B Preferred Stock. Since the Class B Preferred Stock was not converted into common stock at the IPO, the $7.5 million beneficial conversion was not recognized.

        The changes in redeemable convertible preferred stock for the year ended December 31, 2002 and 2003 are as follows (dollars in thousands):

	Class A Preferred Stock		Class B Preferred Stock
	Amount	Shares	Amount	Shares
Balance, December 31, 2001	$—	—	$—	—
Issuance of Class A Preferred Stock	50,185	61,376	—	—
Issuance of Class B Preferred Stock in connection with the acquisition	—	—	33,500	33,500
Dividends	364	—	198	—
Accretion	11,190	—	—	—

Balance, December 31, 2002	$61,739	61,376	$33,698	33,500

Dividends	2,982	—	1,628	—
Conversion of Class A Preferred Stock into common stock	(64,721)	(61,376)	—	—
Purchase of Class B Preferred Stock	—	—	(27,000)	(33,500)
Excess of carrying amount over purchase price for Class B Preferred Stock	—	—	(8,326)	—

Balance, December 31, 2003	$—	—	$—	—

12.   Income Taxes

        The components of the Company's net deferred tax asset, are as follows (dollars in thousands):

	December 31,
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$4,869	$4,367
Reserves and other accruals	326	5,963
Stock-based compensation	—	134
Inventory related	—	124
Organization costs	67	49
Deferred tax liabilities:
Unbilled accounts receivable	(3,891)	(1,318)
Depreciation and amortization	(538)	(668)

Net deferred tax asset	$833	$8,651

        The Company had net operating loss carryforwards to offset future taxable income of approximately $11.2 million as of December 31, 2003, respectively. These net operating loss carryforwards expire through the year 2022.

        The components of the provision (benefit) for income taxes are as follows (dollars in thousands):

		Year Ended December 31,
	For the period from inception through December 31, 2001
		2002	2003
Current	$(195)	$(4,674)	$—
Deferred	(83)	4,119	328
Valuation allowance	278	887	—

Total	$—	$332	$328

        The provision (benefit) for income taxes results in an effective rate that differs from the Federal statutory rate as follows:

		Year Ended December 31,
	For the period from September 7, 2001 (inception) through December 31, 2001
		2002	2003
Federal statutory rate	(35)%	(35)%	(35)%
Effect of graduated rates	1	1	1
State income taxes, net of federal income tax benefit	(6)	(6)	(5)
Net operating losses for which no tax benefit is currently available	28	52	—
Other changes in valuation allowance	12	(1)	—
Non-deductible expenses (primarily stock-based compensation) and other	—	8	42

Total	—%	19%	3%

13.   Related Party Transactions

        At December 31, 2002, the Company held notes receivable related to purchases of common stock totaling approximately $1.0 million, from the Executives and the Initial Employees. These notes accrued interest at 5 percent per annum and were due at varying dates through September 2010. The outstanding balance of the Notes as of the date of the IPO totaled approximately $848,000 and such amounts were repaid in connection with the IPO.

        In connection with the Stock Purchase Agreement, the Company entered into a management services agreement with GTCR for $200,000 per year. In March 2002, this amount increased to $300,000 per year. The Company incurred approximately $67,000, $283,000, and $238,000 related to these agreements for the period from September 7, 2001 (inception) through December 31, 2001 and the years ended December 31, 2002 and 2003, respectively. The agreement also provided for a one percent fee on certain issuances of company stock. GTCR received a fee of $10,000 and $613,000 in connection with the GTCR investments during the period from inception through December 31, 2001 and the year ended December 31, 2002, respectively. In connection with the IPO, the management services agreement terminated and all unpaid amounts due will be paid in the first quarter of 2004.

        In connection with the acquisition of DGS, the Company entered into certain transitional services and other agreements with Getronics Parent. Pursuant to these agreements, the Company agreed to provide maintenance services and office space to Getronics Parent. In addition, Getronics Parent agreed to provide the Company with services and facilities. These agreements terminate at various dates through 2006. For the years ended December 31, 2002 and 2003, the Company paid approximately $1.7 million and $5.7 million, respectively, to Getronics Parent for services rendered under these agreements. For the year ended December 31, 2003, the Company received approximately

$1.2 million from Getronics Parent for services rendered under these agreements. The Company did not receive any payments from Getronics Parent in 2002.

        From March 2003 through December 2003, the Company issued four purchase orders totaling approximately $694,000, on a subcontract basis, to a company owned by the son of the Company's Chairman and Chief Executive Officer. As of December 31, 2003, the Company has paid approximately $236,000 to the company pursuant to these purchase orders. Through these purchase orders, the company acted as a subcontractor to the Company under two civilian agency contracts, providing professional systems engineering and economic analysis services. These purchase orders were issued in the ordinary course of business and, based on the Company's historic practices with respect to retaining subcontractors to provide services of a similar nature, management believes these services were provided on terms no less favorable than the Company would anticipate receiving from unrelated parties.

14.   Commitments and Contingencies

Operating Leases

        The Company leases office space, network equipment, and certain office equipment under various cancelable and non-cancelable operating leases that expire through October 2011. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rental expense was approximately $73,000, $869,000, and $6.1 million for the period from inception through December 31, 2001 and the years ended December 31, 2002 and 2003, respectively.

        Future minimum commitments under the Company's operating leases and subleases are as follows for each of the years ended December 31 (dollars in thousands):

	Gross Commitment	Sublease Income	Net Commitment
2004	$5,068	$191	$4,877
2005	4,785	96	4,689
2006	4,296	—	4,296
2007	3,365	—	3,365
2008	3,302	—	3,302

Thereafter	9,687	—	9,687

Audit Review

        Substantially all payments to DGS and the Company on government cost reimbursable contracts are provisional payments which are subject to adjustment upon audit by certain government audit agencies. DGS's incurred cost submissions have been completed through December 31, 2002 and have been audited through December 31, 2001. There are no outstanding incurred cost submissions or audits for any of DGS's previously acquired entities. The 2002 and 2003 incurred cost audits for DGS are not expected to have a material adverse effect on the Company's financial position or results of operations.

Litigation and Claims

        The Company is periodically involved in disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any probable losses has been made in the accompanying consolidated financial statements.

401(k) Plan

        In January 2003, the Company established a 401(k) retirement plan for the benefit of all eligible employees. Participants may contribute a portion of eligible wages, not to exceed annual statutory limitations, to the plan. The Company may also elect to make a discretionary contribution as determined by its Board of Directors on an annual basis. The Company has elected to match 50 percent of each employee's contribution up to six percent of each employee's salary. Employees vest in the Company discretionary contributions ratably over three years. The Company's contribution was approximately $2.2 million for year ended December 2003.

15.   Guarantor Financial Statements

        The Notes issued by DigitalNet, Inc. are guaranteed on a full, unconditional, joint and several basis by DigitalNet Holdings, Inc. and DigitalNet, Inc.'s wholly owned domestic subsidiaries including DigitalNet Government Solutions, LLC.

        The following condensed consolidating financial information includes:

  (1)
  Condensed consolidating balance sheets as of December 31, 2002 and 2003 and condensed consolidating statements of operations and cash flows for the period from September 7, 2001 (inception) through December 31, 2001, the years ended December 31, 2002 and 2003 of: (a) DigitalNet Holdings, Inc., the parent company, (b) DigitalNet, Inc., which is the subsidiary issuer, (c) the guarantor subsidiaries, and (d) the Company on a consolidated basis.

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

	As of December 31, 2002					As of December 31, 2003
Balance Sheet	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated
	(dollars in thousands)					(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$—	$490	$3,404	$—	$3,894	$—	$23,542	$93	$—	$23,635
Accounts receivable, net	—	—	64,023	—	64,023	—	—	66,197	—	66,197
Intercompany receivables	99,246	68,651	—	(167,897)	—	173,699	—	—	(173,699)	—
Prepaid expenses and other current assets	—	1,404	2,185	—	3,589	—	6,515	2,647	—	9,162
Inventory	—	—	7,803	—	7,803	—	—	7,692	—	7,692

Total current assets	99,246	70,545	77,415	(167,897)	79,309	173,699	30,057	76,629	(173,699)	106,686

Other assets	—	5,939	—	—	5,939	—	8,438	—	—	8,438
Property and equipment, net	—	13	13,209	—	13,222	—	6	12,002	—	12,008
Investment in consolidated subsidiaries	—	49,254	—	(49,254)	—	—	76,164	—	(76,164)	—
Intangible assets, net	—	—	188,311	—	188,311	—	—	173,128	—	173,128

Total assets	$99,246	$125,751	$278,935	$(217,151)	$286,781	$173,699	$114,665	$261,759	$(249,863)	$300,260

Liabilities, preferred stock, and stockholders' equity
Current liabilities:
Account payable	$—	$—	$4,859	$—	$4,859	$—	$142	$7,479	$—	$7,621
Accrued expenses	—	1,826	48,115	—	49,941	—	6,728	28,301	—	35,029
Intercompany payables	—	—	167,897	(167,897)	—	—	55,503	118,196	(173,699)	—
Investment in consolidated subsidiaries	2,584	—	—	(2,584)	—	13,369	—	—	(13,369)	—
Deferred revenue	—	—	3,441	—	3,441	—	—	5,630	—	5,630
Current portion of long-term debt	—	48,549	—	—	48,549	—	—	—	—	—

Total current liabilities	2,584	50,375	224,312	(170,481)	106,790	13,369	62,373	159,606	(187,068)	48,280

Long-term debt, net of current portion	—	78,453	—	—	78,453	—	81,250	—	—	81,250
Other liabilities	—	471	4,580	—	5,051	—	—	11,277	—	11,277
Class A Preferred Stock	61,739	—	—	—	61,739	—	—	—	—	—
Class B Preferred Stock	33,698	—	—	—	33,698	—	—	—	—	—
Stockholders' equity (deficit):	1,225	(3,548)	50,043	(46,670)	1,050	160,330	(28,958)	90,876	(62,795)	159,453

Total liabilities, preferred stock, and stockholders' equity	$99,246	$125,751	$278,935	$(217,151)	$286,781	$173,699	$114,665	$261,759	$(249,863)	$300,260

	Period from September 7, 2001 (inception) through December 31, 2001				Year Ended December 31, 2002					Year Ended December 31, 2003
Statement of Operations	Parent Company	DigitalNet, Inc.	Eliminations	Consolidated	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated
	(dollars in thousands)				(dollars in thousands)					(dollars in thousands)
Revenues	$—	$—	$—	$—	$—	$—	$33,903	$—	$33,903	$—	$—	$336,261	$—	$336,261
Costs of revenues	—	—	—	—	—	—	26,951	—	26,951	—	—	266,786	—	266,786

Gross profit	—	—	—	—	—	—	6,952	—	6,952	—	—	69,475	—	69,475

Operating expenses:
Selling, general, and administrative	199	506	—	705	—	2,294	3,189	—	5,483	37	14,425	30,726	—	45,188
Acquisition and related expenses	—	—	—	—	—	921	—	—	921	—	—	—	—	—
Amortization of intangibles	—	—	—	—	—	—	800	—	800	—	—	10,594	—	10,594

Total operating expenses	199	506	—	705	—	3,215	3,989	—	7,204	37	14,425	41,320	—	55,782

Operating income (loss)	(199)	(506)	—	(705)	—	(3,215)	2,963	—	(252)	(37)	(14,425)	28,155	—	13,693
Other income (expense):
Interest income	1	6	—	7	12	4	13	—	29	59	73	70	—	202
Interest expense	—	—	—	—	—	(1,517)	—	—	(1,517)	—	(24,293)	—	—	(24,293)
Other income (expense), net	—	—	—	—	—	—	—	—	—	—	—	(37)	—	(37)
Equity income from consolidated subsidiaries	(500)	—	500	—	(2,084)	2,976	—	(892)	—	(10,785)	28,188	—	(17,403)	—

Total other income (expense)	(499)	6	500	7	(2,072)	1,463	13	(892)	(1,488)	(10,726)	3,968	33	(17,403)	(24,128)

Income (loss) before provision for income taxes	(698)	(500)	500	(698)	(2,072)	(1,752)	2,976	(892)	(1,740)	(10,763)	(10,457)	28,188	(17,403)	(10,435)
Provision for income taxes	—	—	—	—	—	332	—	—	332	—	328	—	—	328

Net income (loss)	$(698)	$(500)	$500	$(698)	$(2,072)	$(2,084)	$2,976	$(892)	$(2,072)	$(10,763)	$(10,785)	$28,188	$(17,403)	$(10,763)

Dividends and accretion on preferred stock, net	—	—	—	—	(11,752)	—	—	—	(11,752)	(7,474)	—	—	—	(7,474)

Net income (loss) attributable to common stockholders	$(698)	$(500)	$500	$(698)	$(13,824)	$(2,084)	$2,976	$(892)	$(13,824)	$(18,237)	$(10,785)	$28,188	$(17,403)	$(18,237)

	Period from September 7, 2001 (inception) through December 31, 2001				Year Ended December 31, 2002					Year Ended December 31, 2003
Statement of Cash Flows	Parent Company	DigitalNet, Inc.	Eliminations	Consolidated	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated
	(dollars in thousands)				(dollars in thousands)					(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(698)	$(500)	$500	$(698)	$(2,072)	$(2,084)	$2,976	$(892)	$(2,072)	$(10,763)	$(10,785)	$28,188	$(17,403)	$(10,763)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation	—	1	—	1	—	8	848	—	856	—	7	7,665	—	7,672
Loss on sale of equipment	—	—	—	—	—	—	—	—	—	—	—	45	—	45
Amortization of intangible assets	—	—	—	—	—	—	800	—	800	—	—	10,594	—	10,594
Premium on partial redemption of 9% senior notes due 2010	—	—	—	—	—	—	—	—	—	—	3,938	—	—	3,938
Amortization of deferred financing costs	—	—	—	—	—	294	—	—	294	—	8,060	—	—	8,060
Amortization of discount on debt	—	—	—	—	—	51	—	—	51	—	898	—	—	898
Amortization of deferred compensation	—	—	—	—	—	265	—	—	265	—	11,202	344	—	11,546
Deferred income taxes	—	—	—	—	—	332	—	—	332	—	328	—	—	328
Equity (income) loss from consolidated subsidiaries	500	—	(500)	—	2,084	(2,976)	—	892	—	10,785	(28,188)	—	17,403	—
Changes in operating assets and liabilities, net of effect of acquisition:	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accounts receivable	—	—	—	—	—	—	(1,447)	—	(1,447)	—	—	(1,379)	—	(1,379)
Inventory	—	—	—	—	—	—	(1,022)	—	(1,022)	—	—	112	—	112
Prepaid expenses and other assets	—	(91)	—	(91)	—	(1,386)	698	—	(688)	—	(4,400)	931	—	(3,469)
Accounts payable and accrued expenses	—	105	—	105	—	1,721	(5,792)	—	(4,071)	—	4,981	(3,569)	—	1,412
Deferred revenues	—	—	—	—	—	—	97	—	97	—	—	3,214	—	3,214
Other liabilities	—	—	—	—	—	471	3,612	—	4,083	—	—	629	—	629

Net cash (used in) provided by operating activities	(198)	(485)	—	(683)	12	(3,304)	770	—	(2,522)	22	(13,959)	46,774	—	32,837

Cash flows from investing activities:
Purchases of property and equipment	—	(22)	—	(22)	—	—	(207)	—	(207)	—	—	(7,302)	—	(7,302)
Proceeds from sale of equipment	—	—	—	—	—	—	—	—	—	—	—	796	—	796
Purchase of DigitalNet Government Solutions, LLC net of cash acquired	—	—	—	—	—	—	(178,879)	—	(178,879)	—	—	(11,937)	—	(11,937)

Net cash used in investing activities	—	(22)	—	(22)	—	—	(179,086)	—	(179,086)	—	—	(18,443)	—	(18,443)

Cash flows from financing activities:
Proceeds from (repayments under) revolving credit facility	—	—	—	—	—	3,900	—	—	3,900	—	(3,900)	—	—	(3,900)
Proceeds from (repayments under) term loan facility	—	—	—	—	—	79,429	—	—	79,429	—	(80,000)	—	—	(80,000)
Proceeds from (repayments under) subordinated bridge facility	—	—	—	—	—	43,622	—	—	43,622	—	(44,000)	—	—	(44,000)
Proceeds from issuance of warrants	—	—	—	—	379	—	—	—	379	—	—	—	—
Proceeds from issuance of senior notes	—	—	—	—	—	—	—	—	—	—	125,000	—	—	125,000
Redemption of senior notes	—	—	—	—	—	—	—		—		(47,688)			(47,688)
Debt issuance costs	—	—	—	—	—	(6,236)	—		(6,236)	—	(6,248)			(6,248)
Proceeds from initial public offering, net of offering costs	—	—	—	—	—		—	—	—	88,156	—	—	—	88,156
Proceeds from issuance of common stock, net of offering costs	1,150	—	—	1,150	13,488	—	—	—	13,488	—	—	—	—	—
Proceeds from issuance of preferred stock, net of offering costs	—	—	—	—	50,185	—	—	—	50,185	—	—	—	—	—
Purchase of Class B Preferred Stock	—	—	—	—	—	—	—	—		(27,000)	—	—	—	(27,000)
Decrease (increase) in intercompany receivables, net	(970)	970	—	—	(64,336)	(117,384)	181,720	—	—	(62,205)	93,847	(31,642)	—	—
Payments on management notes receivable	18	—	—	18	272	—	—	—	272	1,027	—	—	—	1,027

Net cash provided by (used in) financing activities	198	970	—	1,168	(12)	3,331	181,720	—	185,039	(22)	37,011	(31,642)	—	5,347

Net increase (decrease) in cash and cash equivalents	—	463	—	463	—	27	3,404	—	3,431	—	23,052	(3,311)	—	19,741
Cash and cash equivalents, beginning of period	—	—	—	—	—	463	—	—	463	—	490	3,404	—	3,894

Cash and cash equivalents, end of period	$—	$463	$—	$463	$—	$490	$3,404	$—	$3,894	$—	$23,542	$93	$—	$23,635

16.   Unaudited Quarterly Financial Data (in thousands, except per share amounts):

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002 (1)	March 31, 2003	June 30, 2003	September 30, 2003 (2)	December 31, 2003 (3)
Revenues	$—	$—	$—	$33,903	$77,902	$82,410	$86,082	$89,867
Gross Profit	—	—	—	6,952	16,018	17,474	17,868	18,115
Net loss attributable to common stockholders	(378)	(838)	(726)	(11,882)	(1,058)	(348)	(2,125)	(14,706)
Basic and diluted net loss attributable to common shareholders per share	$(0.25)	$(0.40)	$(0.31)	$(3.18)	$(0.19)	$(0.06)	$(0.38)	$(1.01)

(1)
On November 26, 2002, the Company completed its acquisition of DGS. The results of operations for the quarter ended December 31, 2002 includes the operating results of DGS from November 26, 2002 through December 31, 2002 along with that of the Company for the entire quarter ended December 31, 2002.

(2)
Includes the write-off of approximately $4.5 million of deferred financing costs related to the repayment of the Term Loan and Subordinated Bridge Note with proceeds from the sale of the Notes.

(3)
In connection with the consummation of the IPO, the Company recognized stock-based compensation of approximately $10.6 million, a charge of approximately $3.9 million attributable to the premium paid to redeem the Notes, a charge of approximately $1.9 million related to the write-off of deferred financing costs related to the Notes redeemed and a benefit to income attributable to common stockholders of approximately $8.3 million related to the excess of the carrying amount of the Class B Preferred Stock over the purchase price paid for the Class B Preferred Stock.

17.   Unaudited Subsequent Event

        On February 5, 2004, the Company entered into an agreement to acquire all of the outstanding equity securities of User Technology Associates, Inc. (UTA) for $50.0 million in cash. The Company expects to utilize cash on hand and approximately $35.0 million in borrowings under its 2003 Credit Facility to fund the purchase price. Closing of the acquisition is subject to normal and customary conditions, the novation of one of UTA's contracts to an entity recently formed by the selling shareholder and obtaining necessary regulatory approvals. The Company expects the transaction to close by the end of March 2004.

REPORT OF INDEPENDENT AUDITORS

To DigitalNet Government Solutions, LLC:

        We have audited the accompanying consolidated balance sheets of DigitalNet Government Solutions, LLC, formerly Getronics Government Solutions, L.L.C. and subsidiaries (the Company), as of December 31, 2001 and November 25, 2002, and the related consolidated statements of operations, member's equity, and cash flows for the years ended December 31, 2000 and 2001, and the period from January 1, 2002 to November 25, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DigitalNet Government Solutions, LLC as of December 31, 2001 and November 25, 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 2001 and the period from January 1, 2002 to November 25, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets."

                      /s/ Ernst & Young LLP

McLean, Virginia
January 27, 2003

DIGITALNET GOVERNMENT SOLUTIONS, LLC
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND NOVEMBER 25, 2002
(DOLLARS IN THOUSANDS)

	December 31, 2001	November 25, 2002
Assets
Current assets:
Cash and cash equivalents	$6,035	$5,873
Accounts receivable (net of allowance for doubtful accounts of $3,452 and $3,454 at December 31, 2001 and November 25, 2002, respectively)	75,602	77,198
Inventory, net	6,704	6,781
Deferred income taxes	9,616	8,618
Other current assets	1,770	1,534

Total current assets	99,727	100,004
Property and equipment, net	13,055	18,720
Intangible assets, net	70,199	70,199
Deferred income taxes	6,874	7,633

Total assets	$189,855	$196,556

Liabilities and member's equity
Current liabilities:
Accounts payable	$3,989	$4,938
Accrued expenses	31,779	28,901
Accrued contract losses	11,462	6,665
Deferred revenues	5,771	3,344

Total current liabilities	53,001	43,848
Long-term liabilities	1,307	497
Minimum pension liability, net	8,874	—

Total liabilities	63,182	44,345

Commitments and contingencies
Member's equity:
Member's capital	69,561	69,561
Receivables from Getronics Parent, net	(41,068)	(55,808)
Accumulated other comprehensive loss	(13,465)	—
Accumulated earnings	111,645	138,458

Total member's equity	126,673	152,211

Total liabilities and member's equity	$189,855	$196,556

See accompanying notes.

DIGITALNET GOVERNMENT SOLUTIONS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001, AND THE PERIOD FROM
JANUARY 1, 2002 THROUGH NOVEMBER 25, 2002
(DOLLARS IN THOUSANDS)

	Year ended December 31,		Period from January 1, 2002 through November 25, 2002
	2000	2001
Revenues	$361,818	$346,773	$333,910
Cost of revenues	313,028	277,087	262,389

Gross profit	48,790	69,686	71,521

Operating expenses:
Selling, general and administrative	44,534	36,671	30,407
Amortization of intangibles	5,378	4,239	—

Total operating expenses	49,912	40,910	30,407

Income (loss) from operations	(1,122)	28,776	41,114

Other income and (expense):
Interest income	7,603	4,852	1,960
Other expense	(6)	(806)	(16)

Total other income	7,597	4,046	1,944

Income before provision for income taxes	6,475	32,822	43,058
Provision for income taxes	4,617	14,547	16,245

Net income	$1,858	$18,275	$26,813

See accompanying notes.

DIGITALNET GOVERNMENT SOLUTIONS, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001, AND THE PERIOD FROM
JANUARY 1, 2002 THROUGH NOVEMBER 25, 2002
(DOLLARS IN THOUSANDS)

	Member's Equity
	Member's Equity	Receivables from Getronics Parent, Net	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Member's Equity	Comprehensive Income (loss)
Balance, December 31, 1999	$67,031	$(19,746)	$—	$91,512	$138,797	$—
Capital contribution	2,530	—	—	—	2,530	—
Increase in receivables from Getronics Parent, net	—	(2,520)	—	—	(2,520)	—
Increase in minimum pension liability, net of deferred taxes of $1,574	—	—	(2,504)	—	(2,504)	(2,504)
Net income	—	—	—	1,858	1,858	1,858

Balance, December 31, 2000	$69,561	$(22,266)	$(2,504)	$93,370	$138,161	$(646)

Increase in receivables from Getronics Parent, net	—	(18,802)	—	—	(18,802)	—
Increase in minimum pension liability, net of deferred taxes of $6,891	—	—	(10,961)	—	(10,961)	(10,961)
Net income	—	—	—	18,275	18,275	18,275

Balance, December 31, 2001	$69,561	$(41,068)	$(13,465)	$111,645	$126,673	$7,314

Increase in receivables from Getronics Parent, net	—	(14,740)	—	—	(14,740)	—
Increase in minimum pension liability, net of deferred taxes of $5,636	—	—	(8,965)	—	(8,965)	(8,965)
Transfer of minimum pension liability to Getronics Parent	—	—	22,430	—	22,430	—
Net income	—	—	—	26,813	26,813	26,813

Balance, November 25, 2002	$69,561	$(55,808)	$—	$138,458	$152,211	$17,848

See accompanying notes.

DIGITALNET GOVERNMENT SOLUTIONS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001, AND THE PERIOD FROM
JANUARY 1, 2002 THROUGH NOVEMBER 25, 2002
(DOLLARS IN THOUSANDS)

	Year ended December 31,		Period from January 1, 2002 through November 25, 2002
	2000	2001
Cash flows from operating activities
Net income	$1,858	$18,275	$26,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,039	8,243	7,835
Amortization of intangibles	5,378	4,239	—
Loss on disposal of assets	—	797	24
Deferred income taxes	(5,221)	4,058	239
Current tax provision payable to Getronics Parent	9,838	10,489	16,006
Provision for doubtful accounts	(1,880)	395	2
Intercompany interest income	(7,272)	(4,750)	(1,769)
Changes in assets and liabilities:
Accounts receivable	(1,196)	5,879	(1,598)
Inventory	(3,086)	(702)	(77)
Other assets	(2,104)	136	2,007
Accounts payable	7,631	(8,424)	949
Accrued expenses	13,470	(6,944)	(7,322)
Deferred revenues	(3,451)	803	(2,427)

Net cash provided by operating activities	20,004	32,494	40,682

Cash flows from investing activities
Capital expenditures	(10,453)	(6,824)	(13,693)
Proceeds from the sale of assets	86	56	169
Business acquisition payment	(3,500)	—	—

Net cash used in investing activities	(13,867)	(6,768)	(13,524)

Cash flows from financing activities
Advances to parent, net	(6,362)	(25,199)	(27,320)

Net cash used in financing activities	(6,362)	(25,199)	(27,320)

Increase (decrease) in cash and cash equivalents	(225)	527	(162)
Cash and cash equivalents at beginning of period	5,733	5,508	6,035

Cash and cash equivalents at end of period	$5,508	$6,035	$5,873

See accompanying notes.

DIGITALNET GOVERNMENT SOLUTIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND NOVEMBER 25, 2002

1.     The Company

Business Description

        DigitalNet Government Solutions, LLC, formerly Getronics Government Solutions, L.L.C. (the Company) is a Delaware Limited Liability Company. On November 26, 2002, all of the Company's membership interests were purchased by DigitalNet Holdings, Inc. (DigitalNet) in exchange for cash and shares of DigitalNet preferred stock. Prior to this acquisition, Getronics Government Solutions, L.L.C., was a wholly owned subsidiary of GetronicsWang Co. LLC, (GetronicsWang) which was wholly owned by Getronics, NV (collectively referred to as the Getronics Parent).

        The Company is a provider of managed network services, information security solutions, and application development and integration services to U.S. defense intelligence and civilian federal government agencies. The Company's comprehensive information technology services and solutions allow federal government clients to outsource some or all of the activities related to the design, implementation, integration, management and security of their computer networks and systems. During each of the periods presented, substantially all of the Company's consolidated revenues were derived from contracts with the U.S. government, directly as a prime contractor or as a subcontractor.

2.     Summary of Significant Accounting Policies and Practices

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of DigitalNet Government Solutions, LLC and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenue under its government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time-and-materials, fixed-price and cost-plus contracts. Deferred revenues represent payments received for goods and services not yet shipped or rendered to the customer. Contract costs are expensed as incurred.

        Revenues on time-and-materials contracts are recognized based on direct labor hours expended at contract billing rates, other billable direct costs and applicable indirect costs.

        Fixed-price contracts may include either a product delivery or specific service performance throughout a period. Revenue on fixed-price contracts that provide for the Company to render services throughout a period are recognized as earned according to contract terms as the service is provided. The majority of revenues on the Company's fixed-price service contracts relate to managed network service contracts in which customers receive a bundle of services often including management services, the use of the Company's hardware and software, network administration services and help desk support. For these contracts in which services are bundled and sold, the delivery of an individual service by itself does not represent the culmination of the earnings process. Customers pay the Company and the Company recognizes revenue based on fixed monthly prices often determined by the number of customer users. In other instances, the Company provides an individual customer with a number of different services that are generally documented through separately negotiated task orders that detail the services to be provided and the Company's compensation for these services. Services rendered under each task order represent a discrete earnings process and are not dependent on any other service or product sold by the Company. The Company sells its XTS, TEMPEST and Zone products to customers. Once delivered, these products do not require design, integration or implementation support for the Company's customers to receive immediate product functionality, accordingly. Revenues and associated contract costs are recognized upon product delivery and customer acceptance if required by contract.

        Under cost-plus contracts, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. Revenues on cost-plus contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. For cost-plus contracts that include performance based or fee incentives, the Company recognizes the portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company's prior award experience and communications with the customer regarding performance.

        The Company's contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or annually throughout the contract consistent with the federal government's fiscal year. In evaluating the probability of funding for purposes of recognizing revenue and assessing collection of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company's knowledge of available funding for the contract or program. If funding is not considered probable, revenue recognition is deferred until realization is probable.

        Contract revenue recognition inherently involves estimation. From time to time, facts arise that require revisions to estimated total costs or expected revenues. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on any type of contract are recognized in the period in which they become known.

        The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revisions based on governmental audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Significant Customers

        Revenues generated from contracts with the federal government or prime contractors doing business with the federal government accounted for substantially all of the Company's revenues for the years ending December 31, 2000 and 2001, and for the period from January 1, 2002 through

November 25, 2002. Revenues from contracts representing greater than 10 percent of revenues were as follows:

	Percent of Revenues
	Year ended December 31,		Period from January 1, 2002 through November 25, 2002
	2000	2001
National Aeronautics and Space Administration (NASA) Consolidated Space Operations Contracts (CSOC)	19%	16%	13%
Immigration Naturalization Services (INS) Facilities Operation Support (FOS)	15	15	18

        The term of the Company's INS/FOS contract expired on November 30, 2002 and was not renewed by the customer. The Company's NASA CSOC contract base period expires on December 31, 2003 and the Company has been notified by its customer, the prime contractor, that the contract will not be renewed because NASA has decided not to renew the prime contractor's contract. See Note 8 for a further discussion of this contract.

Credit Risk

        The Company's assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Accounts receivable consist primarily of billed and unbilled amounts, including indirect cost rate variances, due from various agencies of the federal government or prime contractors doing business with the federal government. The Company historically has not experienced significant losses related to accounts receivable and therefore believes that credit risk related to accounts receivable is minimal. The Company maintains cash balances at financial institutions that may at times exceed federally insured limits. The Company maintains this cash at high credit quality institutions and, as a result, believes credit risk related to its cash is minimal.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Inventory

        Inventories consist of computer equipment and peripherals and are stated at the lower of cost or market where cost is determined primarily on the average costing method. Allowances for obsolete or slow-moving inventory are based on the Company's overall obsolescence experience and its assessment of future inventory requirements.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Project assets	3-5 years or contract term, if shorter
Machinery and equipment	3-10 years
Leasehold improvements	6 years or lease term, if shorter

Intangible Assets

        Amortization of acquired intangible assets is recorded on a straight-line basis over their expected useful lives. The Company evaluates the useful lives assigned to intangible assets on a regular basis. Amortization periods (prior to January 1, 2002) are as follows:

Software license	5.5 years
Assembled workforce	10 years
Goodwill	15-25 years

Impairment of Long-Lived Assets

        During 2000 and 2001 long-lived assets, including property and equipment, goodwill and identifiable intangible assets to be held and used, were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Commencing January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to assess impairment of its long-lived assets excluding goodwill as more fully described in "Impact of Recently Issued Accounting Standards." Beginning in the first quarter of fiscal year 2002, the Company's goodwill is subject to the impairment test requirements of SFAS No. 142. The impairment evaluation criteria of SFAS No. 144 are generally consistent with SFAS No. 121. Pursuant to these accounting standards, impairment is determined by comparing the carrying value of these long-lived assets to management's estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company believes that no impairment existed as of December 31, 2001 and November 25, 2002. In the event that there are changes in the planned use of the Company's long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company's assessment of its ability to recover the carrying value of these assets under SFAS No. 144 would change.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable. In management's opinion, the carrying amounts of these financial instruments approximate their fair values at December 31, 2001 and November 25, 2002.

Income Taxes

        The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, for financial reporting purposes. The Company is taxed as a single- member LLC and, therefore, for all periods presented, the Company was included in the consolidated federal return of Getronics Parent. The accompanying financial statements provide for income taxes as if the Company had been taxed as a separate C corporation. Income taxes are accounted for using an asset and liability approach that requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of net deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Receivable from Getronics Parent, Net

        Prior to its acquisition by DigitalNet, the Company transferred excess cash to Getronics Parent throughout the year. In addition, the Company incurred expenses for services provided by Getronics Parent on a fee for service basis. These services included payroll processing, insurance, legal support, tax and other miscellaneous services. The net cash transferred and amounts due for services is reflected as Receivables from Getronics Parent, net in the accompanying consolidated balance sheets (see Note 13 for further discussion of related party transactions).

Impact of Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangible assets were evaluated against these new criteria with the result that certain intangible assets were reclassified into goodwill.

        SFAS No. 142 requires the use of the non-amortization approach to account for purchased goodwill and certain related intangibles. Under the non-amortization approach, goodwill and certain related intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain related intangibles exceeds its fair value.

        The Company adopted the provision of SFAS No. 142 beginning January 1, 2002. The adoption of these accounting standards has resulted in a reclassification of the previously identified intangible asset, assembled workforce, into goodwill and the cessation of goodwill amortization commencing on January 1, 2002. The carrying values of assembled workforce and goodwill were $391,000 and $69.7 million, respectively, as of December 31, 2001. Amortization related to goodwill and assembled workforce was approximately $5.4 million and $4.2 million for the years ended December 31, 2000 and 2001, respectively.

        The Company completed the required impairment tests of goodwill that existed on January 1, 2002 and concluded that no impairment existed.

        A reconciliation of previously reported net income with the amounts adjusted for the exclusion of goodwill and assembled workforce amortization net of related income tax effect follows (dollars in thousands):

	Year ended December 31,
	2000	2001
Reported net income	$1,858	$18,275
Goodwill and assembled workforce amortization	5,378	4,239

Adjusted net income	$7,236	$22,514

        In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to implement SFAS No. 143 on January 1, 2003. The Company does not believe that adoption of this standard will have a material impact on its future earnings or results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Among other things, SFAS No. 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 4, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not believe SFAS No. 145 will have a material impact on its results of operation or financial position.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs of Exit or Disposal Activities. SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. The Company does not believe SFAS No. 146 will have a material impact on its results of operation or financial position.

3.     Purchase of the Company by DigitalNet Holdings, Inc.

        On November 26, 2002, DigitalNet completed its acquisition of the Company from GetronicsWang Co. LLC for approximately $183.4 million in cash and 33,500 shares of DigitalNet Class B Preferred Stock. The cash consideration is subject to adjustment based upon a final determination of net working capital, depreciable assets and accrued contract losses, as defined, as of the date of acquisition. Immediately after the acquisition, Getronics Government Solutions, L.L.C. changed its name to DigitalNet Government Solutions, LLC.

4.     Accounts Receivable

        Accounts receivable consists of the following (dollars in thousands):

	December 31, 2001	November 25, 2002
Billed and currently billable accounts receivable	$71,855	$74,648
Unbilled accounts receivable	7,199	6,004
Allowance for doubtful accounts	(3,452)	(3,454)

Accounts receivable, net	$75,602	$77,198

        The amounts included in currently billable accounts receivable represent amounts which were billed in the subsequent reporting period. They are billings for services rendered prior to period-end that were billed once necessary billing data had been collected and an invoice produced. Unbilled accounts receivable represent amounts which are not yet billable based upon contract terms. At November 25, 2002, the unbilled accounts receivable relate primarily to accounts due under contracts that had not yet received formal government funding at year-end due to delayed appropriations bills. The Company is precluded from billing for its services until the government has formally funded the contract. Substantially all of the unbilled accounts receivable are expected to be billed and collected within 90 days of the balance sheet date.

5.     Property and Equipment

        Property and equipment consists of the following (dollars in thousands):

	December 31, 2001	November 25, 2002
Project assets	$16,530	$28,999
Machinery and equipment	10,902	11,057
Leasehold improvements	6,143	1,568
Accumulated depreciation	(20,520)	(22,904)

Property and equipment, net	$13,055	$18,720

6.     Intangible Assets

        Intangible assets consist of the following (dollars in thousands):

	December 31, 2001	November 25, 2002
Goodwill	$88,883	$89,719
Software license and other	7,076	7,076
Assembled workforce	836	—
Accumulated amortization	(26,596)	(26,596)

Intangible assets, net	$70,199	$70,199

        The Company recognized approximately $5,378 and $4,239 of amortization during the years ended December 31, 2000 and 2001. Because intangibles other than goodwill were fully amortized prior to 2002, and the Company ceased amortization of goodwill as of January 1, 2002 in accordance with SFAS No. 142, the Company recognized no amortization expense during the period ended November 25, 2002.

7.     Accrued Expenses

        Accrued expenses consist of the following (dollars in thousands):

	December 31, 2001	November 25, 2002
Accrued compensation and benefits	$9,329	$16,467
Accrued contract costs	14,742	6,716
Other	7,708	5,718

Accrued expenses	$31,779	$28,901

8.     Accrued Contract Losses

        In May 1999, the Company entered into a contract to design, install and operate a wide area network for NASA (the CSOC Contract). The contract had a base term extending through December 31, 2003 with renewal options. During 2000, the Company determined that it would incur a loss on this contract. Accordingly, the accompanying financial statements reflect the accrual of this estimated loss in 2000 based on management's estimate of contract revenues and direct contract costs for the remaining term of the contract.

        Accrued contract losses consist of the following (dollars in thousands):

	December 31, 2001	November 25, 2002
NASA CSOC	$10,252	$5,663
All other contracts	1,210	1,002

Accrued contract losses	$11,462	$6,665

9.     Income Taxes

        Deferred income tax assets/liabilities consist of the following (dollars in thousands):

	December 31, 2001	November 25, 2002
Allowance for bad debts	$1,332	$1,333
Contract reserves	4,424	2,573
Inventory reserves	817	832
Employee-related accruals	2,968	3,805
Warranty reserves and other	75	75

Current deferred tax asset	$9,616	$8,618

Intangible assets	$3,939	$3,452
Depreciable assets	2,851	2,433
Pension and postretirement benefits	(1,027)	—
Acquisition lease reserve and other	455	270
State income tax accrual	656	1,478

Noncurrent deferred tax asset	$6,874	$7,633

        The provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31,
			Period from January 1, 2002 through November 25, 2002
	2000	2001
Current Federal	$8,983	$9,503	$14,482
Current State	855	986	1,524

	9,838	10,489	16,006
Deferred Federal	(4,735)	3,680	218
Deferred State	(486)	378	21

	(5,221)	4,058	239

	$4,617	$14,547	$16,245

        The following table presents the principal reasons for the difference between the Company's effective tax rate and the United States federal statutory income tax rate (dollars in thousands):

	Year ended December 31,		Period from January 1, 2002 through November 25, 2002
	2000	2001
Income taxes at U.S. federal statutory income tax rate	$2,267	$11,488	$15,070
State and local income taxes, net of federal income tax effect	233	1,182	1,550
Amortization of intangibles, not deductible	2,071	1,636	—
Other	46	241	(375)

	$4,617	$14,547	$16,245

10.   Postretirement Benefits

Defined Contribution Benefit Plans

        Prior to its acquisition by DigitalNet on November 26, 2002, the Company participated in the Getronics Parent's defined contribution benefit plan, which covered substantially all employees of the Company. Contributions were generally based on fixed amounts of eligible compensation. The Company expensed $3.4 million, $3.3 million, and $3.3 million for the years ended December 31, 2000 and 2001, and for the period from January 1, 2002 through November 25, 2002, respectively, related to the plan. Immediately upon the acquisition by DigitalNet, the Company's participation in the plan ended.

Pension and Other Postretirement Benefit Plans

        Prior to its acquisition by DigitalNet on November 26, 2002, the Company had a frozen defined benefit pension plan. As a result, no increase in compensation was factored into participants' benefits subsequent to the date that the plan was frozen. The Company also had a post-retirement medical and life insurance plan for certain of its employees as a result of prior acquisitions. Immediately prior to its acquisition by DigitalNet, the Company transferred all liabilities and related assets associated with the frozen defined benefit pension plan and post-retirement medical and life insurance plans to Getronics Parent. This transfer is shown as pension plan liabilities transferred to Getronics Parent in the accompanying statement of member's equity.

        The benefit obligation, plan assets and funded status at December 31, 2001 consisted of the following (dollars in thousands):

	Pension	Other Post- Retirement
Benefit obligation	$(71,980)	$(2,366)
Plan assets	55,105	—

Funded status	(16,875)	(2,366)
Unrecognized net actuarial loss	21,466	464
Employer contributions (3 months)	—	251

Prepaid (accrued) benefit cost	$4,591	$(1,651)

Weighted-average assumption as of end of period:
Discount rate	7.25%	7.25%
Expected return on plan assets	9.00%	—

        Net pension and other post-retirement plan cost (benefit) consisted of the following (dollars in thousands):

	Year ended December 31, 2000		Year ended December 31, 2001		Period from January 1, 2002 through November 25, 2002
	Pension	Other Post- Retirement	Pension	Other Post- Retirement	Pension	Other Post- Retirement
Interest cost	$5,023	$190	$4,968	$154	$4,525	$108
Expected return on assets	(6,068)	—	(5,922)	—	(4,243)	—
Recognized actuarial loss	—	—	—	—	1,486	12

Net periodic cost (benefit)	$(1,045)	$190	$(954)	$154	$1,768	$120

        As of December 31, 2001 and November 25, 2002 the Company recorded a minimum pension liability of $21.9 million and $36.5 million, respectively, related to the accumulated benefit obligation in excess of the fair value of plan assets with related charges, net of deferred taxes, recorded as a component of "accumulated other comprehensive income."

11.   Commitments and Contingencies

Leases

        As of December 31, 2001, the Company has noncancelable operating leases, primarily for real estate, that expire over the next ten years. Rental expense and sublease income were $5.3 million and $2.3 million, respectively, for the year ended December 31, 2000, $7.4 million and $2.1 million, respectively, for the year ended December 31, 2001 and $7.1 million and $339,000, respectively, for the period from January 1, 2002 through November 25, 2002.

        Future minimum lease commitments on non-cancelable operating leases and subleases are as follows (dollars in thousands):

	Year ended December 31,
	2003	2004	2005	2006	2007	Thereafter
Future minimum lease commitments on non-cancelable leases	$5,244	$5,050	$4,868	$4,391	$3,182	$12,918
Future minimum noncancelable sublease income	380	155	—	—	—	—

        On July 7, 2000, the Company entered into a lease for its new headquarters. The term of the lease is 10 years commencing November 1, 2001. Concurrently, the Company established an irrevocable letter of credit in the amount of $2.0 million for the benefit of the landlord in lieu of a cash deposit.

Audit Review

        Substantially all payments to the Company on government cost reimbursable contracts are provisional payments which are subject to adjustment upon audit by the Defense Contract Audit Agency (DCAA). Getronics Government Solutions, L.L.C. incurred cost submissions have been completed through December 31, 2001 and have been audited through December 31, 2000. There are no outstanding incurred cost submissions or audits for any previously acquired entities (I-NET, Inc., J.G. Van Dyke & Associates). The 2001 incurred cost audit is not expected to result in a material adverse effect on the Company's financial position or results of operations.

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

        On February 2, 2002, the Company filed an action against Lockheed Martin Space Operations Company (Lockheed Martin) in connection with the NASA CSOC contract. The Company's complaint alleged multiple counts of breach of contract and other claims related to its subcontract with Lockheed Martin under the NASA CSOC program. In January 2003, the Company entered into a settlement agreement with Lockheed Martin that sets forth the amounts that Lockheed Martin has agreed to pay the Company for services previously performed and for future services under the NASA CSOC contract. The settlement agreement is subject to approval by NASA.

12.   Other Balance Sheet Information

        The Company provides services under long-term contractual commitments whereby certain of its equipment is held for use by others. The cost of these assets is recovered through contractual billings. The net book value of assets held for use by others amounted to approximately $9.3 million and $15.6 million at December 31, 2001 and November 25, 2002, respectively.

13.   Related-Party Transactions

        As of December 31, 2001 and November 25, 2002, Receivables from Getronics Parent, net, amounting to $41.1 million and $55.8 million, respectively, have been reflected as a reduction in member's equity. During the year ended December 31, 2001 and the period from January 1, 2002 through November 25, 2002, the following transactions occurred between the Company and Getronics Parent (dollars in thousands):

	Year ended December 31, 2001	Period from January 1, 2002 through November 25, 2002
Receivable from the Parent, net — beginning of year	$22,266	$41,068
Cash transferred to the Parent, net	216,100	40,896
Payroll and fringe benefits funded by Parent	(182,800)	(8,848)
Services provided by the Parent	(3,100)	(4,828)
Release of German tax liability — transferred to Parent	(1,186)	—
Transfer of net receivables from Parent	(659)	1,771
Current income tax provision	(10,489)	(16,006)
Intercompany interest income from Parent (based on USD-LIBOR rate)	4,750	1,769
Other	(3,814)	(14)

	$41,068	$55,808

14.   Line of Credit

        On May 19, 2000 the Company entered into a credit facility with a financial institution that provided for a maximum borrowing capacity of $15 million until maturity on April 30, 2003. At December 31, 2001 and 2000, the Company had utilized approximately $2 million to support a letter of credit arrangement. Borrowings under the facility bore interest at the London Interbank Offered Rate, plus the applicable margin (as defined in the loan agreement). The facility contained financial covenants, including but not limited to tangible net worth coverage and required maintenance of specific billed accounts receivable levels and funded debt ratio percentage levels as defined in the loan agreement. The Company was not required to maintain compensating balances, however, it was required to pay a fee of 0.125% plus an applicable margin on the unused portion of the total facility. The Company did not have any borrowings on the credit facility as of December 31, 2001 or November 25, 2002. Concurrent with the Company's acquisition by DigitalNet, the $15 million credit facility was terminated.

REPORT OF INDEPENDENT AUDITORS

        We audited the consolidated balance sheets of DigitalNet Holdings, Inc. (the Company) as of December 31, 2002 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from September 7, 2001 (inception) to December 31, 2001 and the years ended December 31, 2002 and 2003, and have issued our report thereon dated February 3, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 16(a)(2) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

McLean, Virginia
February 3, 2004

Schedule II—Valuation and Qualifying Accounts and Revenues
for the years ended December 31, 2002 and 2003

DIGITALNET HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Reserves related to purchased entities		Deductions	Balance at end of period
For the year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$—	—	3,454	(A)	—	$3,454
Included in current liabilities:
Reserves related to restructuring	$—	446	—		(38)	$408
For the year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$3,454	—	—		(928)	$2,526
Included in current liabilities:
Reserves related to restructuring	$408	—	—		(69)	$339

(A)
Results from the acquisition of DigitalNet Government Solutions, LLC.

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation of the Company, as amended and restated (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 333-10709502, filed July 16, 2003)
3.2	Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4, File No. 333-10709502, filed July 16, 2003)
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
4.3	Form of 9% Senior Notes Due 2010 (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, File No. 333-10709502, filed July 16, 2003)
4.4
Amended and Restated Stockholders Agreement, made as of November 26, 2002, by and among DigitalNet Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., the Pearlstein Family, LLC, the Ian Z. Pearlstein 2001 Trust, the Ivanna V. Pearlstein 2001 Trust, the J. Sunny Bajaj Trust, the Rueben Bajaj Trust, the Bajaj Family Limited Partnership, Ken S. Bajaj, Jack Pearlstein, GetronicsWang Co. LLC, and Banc of America Mezzanine Capital LLC as amended on March 28, 2003, and Stockholders Agreement Joinder, dated March 26, 2003, by and among DigitalNet Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and each of the other stockholders of DigitalNet Holdings, Inc. whose names appear on the Schedule of Stockholders or on the signature pages or joinders to the Stockholders Agreement, as such agreement may be amended from time to time (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
4.5
Amended and Restated Registration Agreement, made as of November 26, 2002, by and among DigitalNet Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., the Pearlstein Family, LLC, the Ian Z. Pearlstein 2001 Trust, the Ivanna V. Pearlstein 2001 Trust, the J. Sunny Bajaj Trust, the Rueben Bajaj Trust and the Bajaj Family Limited Partnership, Ken S. Bajaj, Jack Pearlstein, GetronicsWang Co. LLC, and Banc of America Mezzanine Capital LLC, and Registration Agreement Joinder, dated March 26, 2003, by and among DigitalNet Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., and each of the other stockholders of DigitalNet Holdings, Inc. whose names appear on the Schedule of Holders or on the signature pages or joinders to the Registration Agreement, as such agreement may be amended from time to time (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
4.6
Indenture, dated as of July 3, 2003, among DigitalNet, Inc., DigitalNet Holdings, Inc., DigitalNet Government Solutions, LLC and Wells Fargo Bank Minnesota, National Association, as trustee(Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
4.7
Registration Rights Agreement, made as of July 3, 2003, by and among DigitalNet, Inc., DigitalNet Holdings, Inc., DigitalNet Government Solutions, LLC and Banc of America Securities LLC, Jefferies/Quarterdeck, LLC and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)

10.1
Purchase Agreement, made as of September 7,2001, by and among DigitalNet Holdings, Inc., GTCR Fund VII, L.P., GTCR Co-Invest, L.P., the J. Sunny Bajaj Trust, the Rueben Bajaj Trust and the Bajaj Family Limited Partnership and the Pearlstein Family, LLC as supplemented on April 25, 2002, October 8,2002, November 26, 2002, and March 28, 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.2
Senior Management Agreement, made as of September 7, 2001, by and among DigitalNet Holdings, Inc., DigitalNet, Inc., and Ken S. Bajaj as supplemented on April 25, 2002, October 8, 2002, November 26, 2002, January 24, 2003, and March 26, 2003 (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.3
Revolving Promissory Note, dated September 7, 2001, in the principal amount of $183,596 made by Ken S. Bajaj payable to DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.4
Executive Stock Pledge Agreement, made as of September 7,2001, by and between Ken S. Bajaj and DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.5
Carry Promissory Note, dated September 7, 2001, in the principal amount of $170,347 made by Ken S. Bajaj payable to DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.6
Free Transferability Agreement, dated as of September 25, 2002, by and between DigitalNet Holdings, Inc., and Ken S. Bajaj (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.7
Senior Management Agreement, made as of September 7, 2001, by and among DigitalNet Holdings, Inc., DigitalNet., Inc., and Jack Pearlstein as supplemented on April 25, 2002, October 8, 2002, November 26, 2002, January 24, 2003, and March 28, 2003 (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.8
Revolving Promissory Note, dated September 7, 2001, in the principal amount of $45,899 made by Jack Pearlstein payable to DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.9
Executive Stock Pledge Agreement, made as of September 7,2001, by and between Jack Pearlstein and DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.10
Carry Promissory Note, dated September 7, 2001, in the principal amount of $42,587 made by Jack Pearlstein payable to DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.11
Free Transferability Agreement, dated as of September 25, 2002, by and between DigitalNet Holdings, Inc., and Jack Pearlstein (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)

10.12
Amended and Restated Senior Management Agreement, made as of January 23, 2003, among DigitalNet Holdings, Inc., DigitalNet, Inc., DigitalNet Government Solutions, LLC, and Steven Hanau as supplemented on March 28, 2003 (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.13
Promissory Note, dated January 10, 2002, in the principal amount of $34,650 made by Steven Hanau payable to DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.14
Executive Stock Pledge Agreement, made as of January 10, 2002, between Steven Hanau and DigitalNet Holdings, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.15
Stock Purchase Agreement, made as of January 10, 2002, between DigitalNet Holdings, Inc., Jack Pearlstein and Ken S. Bajaj (Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.16
Stock Purchase Agreement, made as of February 15, 2002, between DigitalNet Holdings, Inc., Jack Pearlstein and Ken S. Bajaj (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.17
Stock Purchase Agreement, made as of September 20, 2002, between DigitalNet Holdings, Inc., Jack Pearlstein and Ken S. Bajaj (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.18
Purchase Agreement, dated September 27, 2002, by and among GetronicsWang Co. LLC, Getronics Government Solutions, L.L.C., DigitalNet Holdings, Inc. and DigitalNet, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.19
Escrow Agreement, dated as of November 26, 2002, by and among GetronicsWang Co. LLC, DigitalNet, Inc., and State Street Bank and Trust Co. (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.20
Master Agreement for Transitional Services, dated November 26, 2002, by and between GetronicsWang Co. LLC and Getronics Government Solutions, L.L.C. (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.21
Amended and Restated Credit Agreement, dated as of July 3, 2003, among DigitalNet, Inc., DigitalNet Holdings, Inc., Bank of America, N.A., Madison Capital Funding LLC and the other lenders party thereto (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.22
DigitalNet Holdings, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.23
Form of Getronics Government Solutions, L.L.C. Special Severance Plan (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.24
Getronics Government Solutions, L.L.C. 2002 Short Term Incentive Program Plan Document for Executive and Staff Management, dated January 1, 2002 (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)

10.25
Agreement of Lease made September 30, 1991 between The KMS Group, Inc. and J.G. Van Dyke & Associates, Inc. (as amended) (Incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.26
Office Space Lease dated as of July 7, 2000 between JACO Horse Pen II LLC and Wang Government Services, Inc. (as amended) (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.27
Lease dated as of July 1, 1996 between RJR Ventures Limited Partnership and Wang Laboratories, Inc. (as amended) (Incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.28
Letter Agreement by and between DigitalNet Holdings, Inc. and Getronics Wang Co. LLC, dated February 28, 2003 (Incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.29
Professional Services Management, dated as of September 2001, between GTCR Golder Rauner, L.L.C. and DigitalNet, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
10.30
Purchase Agreement, dated as of June 27, 2003, by and among DigitalNet, Inc., DigitalNet Holdings, Inc., DigitalNet Government Solutions, LLC and Banc of America Securities LLC, Jefferies/Quarterdeck, LLC and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
21.1	List of Subsidiaries of DigitalNet Holdings, Inc (Incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, File No. 333-107764, filed August 8, 2003)
23.1	Consent of Ernst & Young LLP
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this report)