Form 10-Q
period 2004-03-31
DIGITALNET HOLDINGS INC
filed 2004-05-07
CIK 1160241

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File Number   000-50420

DIGITALNET HOLDINGS, INC.
(Exact name of registrant as specified in its Charter)

Delaware	52-2339233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2525 Network Place, Herndon, Virginia	20171
(Address of principal executive offices)	(Zip Code)
(703) 563-7500
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  |X|    No  |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).   Yes  |_|    No  |X|

        As of April 30, 2004, there were 16,302,816 shares outstanding of the registrant’s common stock, par value $0.001 per share.

DIGITALNET HOLDINGS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

DIGITALNET HOLDINGS, INC.CONSOLIDATED
BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2003	March 31, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,635	$28,027
Accounts receivable (net of allowance for doubtful accounts of
$2,526 and $2,509 at December 31, 2003 and March 31, 2004,
respectively)	66,197	64,082
Inventory	7,692	5,187
Prepaid expenses and other current assets	9,162	5,835

Total current assets	106,686	103,131

Other assets	8,438	7,681
Property and equipment, net	12,008	11,694
Intangible assets, net	173,128	171,247

Total assets	$300,260	$293,753

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,621	$6,745
Accrued expenses	35,029	26,276
Deferred revenues	5,630	4,783

Total current liabilities	48,280	37,804

Long-term debt, net of current portion	81,250	81,250
Other liabilities	11,277	10,541

Total liabilities	140,807	129,595

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued oroutstanding	--	--
Common stock, $0.001 par value; 100,000,000 shares authorized;
16,290,158 shares issued and outstanding as of December 31, 2003 and March 31, 2004	17	17
Additional paid-in capital	173,478	173,412
Warrants	379	379
Deferred compensation	(888)	(744)
Accumulated deficit	(13,533)	(8,906)

Total stockholders' equity	159,453	164,158

Total liabilities and stockholders' equity	$300,260	$293,753

See accompanying notes.

DIGITALNET HOLDINGS, INC.CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2003	2004
	(unaudited)	(unaudited)
Revenues	$77,902	$80,724
Costs of revenues (includes depreciation expense of $1,864
and $1,132 for the three months ended March 31, 2003 and
2004, respectively)	61,884	61,943

Gross profit	16,018	18,781

Operating expenses:
Selling, general and administrative (includes depreciation
expense of $169 and $221 for the three months ended March 31,
2003 and 2004, respectively, and stock-based compensation of
$389 and $78 for the three months ended March 31, 2003 and 2004,
respectively)	8,455	7,704
Acquisition and related expenses	--	(366)
Amortization of intangibles	2,649	1,881

Total operating expenses	11,104	9,219

Income from operations	4,914	9,562
Other income (expense):
Interest income	47	113
Interest expense	(4,104)	(2,090)
Other income, net	6	15

Total other income (expense)	(4,051)	(1,962)

Income before provision for income taxes	863	7,600
Provision for income taxes	509	2,974

Net income	$354	$4,626

Dividends and accretion on preferred stock	(1,412)	--

Net (loss) income attributable to common stockholders	$(1,058)	$4,626

Net (loss) income per common share:
Basic net (loss) income attributable to common stockholders per common share	$(0.19)	$0.28

Basic weighted average common shares outstanding	5,501,593	16,290,158

Diluted net (loss) income attributable to common stockholders per common share	$(0.19)	$0.28

Diluted weighted average common shares outstanding	5,501,593	16,474,113

See accompanying notes.

DIGITALNET HOLDINGS, INC.CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three months ended March 31,
	2003	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$354	$4,626
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	2,033	1,353
Gain on sale of equipment	(3)	(12)
Amortization of intangible assets	2,649	1,881
Amortization of deferred financing costs	1,058	187
Amortization of discount on debt	187	--
Amortization of deferred compensation	389	78
Deferred income taxes	510	2,974
Changes in operating assets and liabilities, net of effect
of acquisition:
Accounts receivable	4,952	2,115
Inventory	(1,909)	2,505
Prepaid expenses and other assets	(1,545)	925
Accounts payable, accrued expenses and other liabilities	(753)	(10,366)
Deferred revenues	(105)	(847)

Net cash provided by operating activities	7,817	5,419

Cash flows from investing activities:
Purchases of property and equipment	(1,179)	(1,039)
Proceeds from sale of equipment	4	12
Purchase of DigitalNet Government Solutions, LLC	(9,423)	--
Proceeds from collections of accounts receivable on behalf of
Getronics Parent	5,847	--

Net cash used in investing activities	(4,751)	(1,027)

Cash flows from financing activities:
Repayments under revolving credit facility	(3,900)	--
Payments on management notes receivable	60	--

Net cash used in financing activities	(3,840)	--

Net (decrease) increase in cash and cash equivalents	(774)	4,392
Cash and cash equivalents, beginning of period	3,894	23,635

Cash and cash equivalents, end of period	$3,120	$28,027

Supplemental disclosures of cash flow information:
Cash paid for interest	$499	$3,900

See accompanying notes.

DigitalNet Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Description of Business and Basis of Presentation

        DigitalNet Holdings, Inc. (DigitalNet or the Company) is a provider of strategy consulting services, managed network services, information security solutions, and application development and integration services to U.S. defense, intelligence and civilian federal government agencies. Substantially all of the Company’s revenues are derived from contracts with the U.S. government, directly as a prime contractor or as a subcontractor.

        The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Stock Based Compensation

        The Company accounts for stock based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation. Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, which prescribes certain disclosures and provides guidance on how to transition from the intrinsic value method of accounting for stock based employee compensation under APB No. 25 to the fair value method of accounting of SFAS No. 123, Accounting for Stock Based Compensation, if a company so elects. The Company continues to account for its stock based compensation in accordance with APB No. 25 and its related interpretations.

        For the three months ended March 31, 2003 there would be no effect on the net loss attributable to common stockholders if the Company had applied the fair value method of SFAS No. 123. The following table illustrates the effect on the net income attributable to common shareholders and the net income attributable to common stockholders per common share if the Company had applied the fair value method of SFAS No. 123 for the three months ended March 31, 2004 (dollars in thousands, except per share data).

Three months ended March 31, 2004
(unaudited)
Net income attributable to common stockholders, as reported	$4,626
Add: Stock-based employee compensation cost, net of related tax effects,
included in the determination of net income	48
Deduct: Stock-based employee compensation expense determined under fair
value based method, net of related tax effects	(100)

Pro forma net income attributable to common stockholders	$4,574

Net income per common share:
Basic income attributable to common stockholders per common share--
as reported	$0.28
Diluted income attributable to common stockholders per common share--
as reported	$0.28
Basic income attributable to common stockholders per common share--
pro forma	$0.28
Diluted income attributable to common stockholders per common share--
pro forma	$0.28

        In accordance with SFAS No. 123, the fair values of options were estimated at the grant date using a Black Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of approximately 3%; no dividends; expected life of the options of four years; and volatility from 50% to 74%. The effect of applying the fair value method prescribed by SFAS No. 123 as described above is not necessarily representative of the effects on the reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years.

3.   Accounts Receivable and Significant Customers

        Accounts receivable consisted of the following as of the dates indicated (dollars in thousands):

	December 31, 2003	March 31, 2004
		(unaudited)
Billed and currently billable accounts receivable	$65,302	$59,965
Unbilled accounts receivable	3,421	6,626
Allowance for doubtful accounts	(2,526)	(2,509)

Account receivable, net	$66,197	$64,082

        For the three months ended March 31, 2003, revenues from the Company’s subcontract with Lockheed Martin on the National Aeronautics and Space Administration (NASA) Consolidated Space Operations Contract (CSOC) represented approximately 13% of total revenues. The Company had no contracts representing greater than 10% of total revenues for the three months ended March 31, 2004.

4.   Accrued Expenses

        Accrued expenses consisted of the following as of the dates indicated (dollars in thousands):

	December 31, 2003	March 31, 2004
		(unaudited)
Accrued compensation and benefits	$11,923	$10,296
Accrued contract costs	7,303	4,033
Accrued acquisition and related costs	2,738	2,221
Accrued interest	3,616	1,619
Other	9,449	8,107

Total accrued expenses	$35,029	$26,276

        In connection with the DigitalNet Government Solutions, LLC (DGS) acquisition in November 2002, the Company recognized approximately $8.2 million in liabilities related to the abandonment of certain leased DGS facilities and the termination of certain DGS employees. The accrual consisted primarily of lease costs and severance and other employee termination costs related to the expiration of a contract and the consolidation of certain other operations. For the three months ended March 31, 2004, the Company charged approximately $0.7 million against the accrual for amounts paid.

        In connection with the DGS acquisition, the Company consolidated its facilities resulting in the closure of its Bethesda, Maryland office. As a result, the Company recorded a restructuring charge for the related lease costs of approximately $446,000, which had been included in acquisition and related expenses for the year ended December 31, 2002. The office space has been sublet to a tenant that had an option to terminate the sublease in certain circumstances. The option to terminate this lease expired during the three months ended March 31, 2004, as a result, the liability for the abandoned facility was reduced by approximately $366,000 with the related benefit included in acquisition and related expenses in the statement of operations for the three months ended March 31, 2004.

5.   Initial Public Offering

        In October 2003, the Company completed the initial public offering (IPO) of its common stock, issuing 5,750,000 shares of common stock at $17.00 per share, which generated proceeds, net of offering costs, of approximately $89.1 million. The net proceeds of the IPO, together with the proceeds of $848,000 from the repayment of certain management notes, were used to redeem approximately $43.8 million in aggregate principal amount of the outstanding 9% senior notes due 2010 issued by DigitalNet, Inc., a wholly-owned subsidiary of the Company, for approximately $47.7 million, and $27.0 million was used to purchase all of the Company’s outstanding Class B Preferred Stock. At the completion of the IPO, all of the outstanding Class A Preferred Stock, including accrued dividends, converted into shares of common stock.

6.   Earnings Per Share

        Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive.

        In connection with the Company’s IPO, the Class A Preferred Stock, including accrued dividends, converted into 3,807,132 shares of common stock and a portion of the net proceeds from the IPO were used to purchase all of the outstanding shares of Class B Preferred Stock. For the three months ended March 31, 2003, the effect of the outstanding shares of Class A Preferred Stock and Class B Preferred Stock converting into shares of common stock was not included in the computation of diluted loss per common share as the effect would have been anti-dilutive. For the three months ended March 31, 2003, the outstanding shares of unvested Reserved Stock, Carried Stock and Restricted Stock were not included in the computation of basic loss per common share and the treasury stock effect of those unvested shares was not included in the computation of diluted loss per common share prior to vesting because the effect would have been anti-dilutive. In addition, warrants to purchase 94,868 shares of common stock that were outstanding as of March 31, 2003 were excluded from the computation of diluted loss per common share for the three months ended March 31, 2003 as their effect would have been anti-dilutive.

        The following details the computation of the net loss per common share for the periods indicated (dollars in thousands, except per share data):

	Three months ended March 31,
	2003	2004
	(unaudited)	(unaudited)
Net income	$354	$4,626
Dividends on preferred stock	(1,412)	--

Net (loss) income attributable to common stockholders	$(1,058)	$4,626

Weighted average common share calculation:
Basic weighted average common shares outstanding	5,501,593	16,290,158
Treasury stock effect of options and warrants	--	183,955

Diluted weighted average common shares outstanding	5,501,593	16,474,113
Net (loss) income per common share:
Basic (loss) income per common share	$(0.19)	$0.28
Diluted (loss) income per common share	$(0.19)	$0.28

7.   Commitments and Contingencies

        Audit Review

        Substantially all payments to the Company on government cost reimbursable contracts are provisional payments that are subject to adjustment upon audit by certain government audit agencies. DGS’s incurred cost submissions have been completed through December 31, 2002 and have been audited through December 31, 2001. The 2002 and 2003 incurred cost audits for DGS are not expected to result in a material adverse effect on the Company’s financial position or results of operations.

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

8.   Related Party Transactions

        The Company had previously entered into a management services agreement with GTCR that terminated at the IPO. During the three months ended March 31, 2004, the Company paid approximately $583,000 that had been accrued through the date of the IPO related to this agreement.

        From March 2003 through December 2003, the Company issued four purchase orders totaling approximately $694,000, on a subcontract basis, to a company owned by the son of the Company’s Chairman and Chief Executive Officer. As of March 31, 2004, the Company has paid approximately $307,000 to the company pursuant to these purchase orders. Through these purchase orders, the company acted as a subcontractor to the Company under two civilian agency contracts, providing professional systems engineering and economic analysis services. These purchase orders were issued in the ordinary course of business and, based on the Company’s historic practices with respect to retaining subcontractors to provide services of a similar nature, management believes these services were provided on terms no less favorable than the Company would anticipate receiving from unrelated parties.

9.   Debt and Guarantor Financial Statements

        On July 3, 2003, DigitalNet, Inc., a wholly-owned subsidiary of the Company, issued $125.0 million in aggregate principal amount of its 9% senior notes due 2010 (the Notes). The net proceeds were applied to repay the indebtedness under the Company’s subordinated bridge note and the term loan. The Company used a portion of the net proceeds of the IPO to redeem approximately $43.8 million in aggregate principal amount of the outstanding Notes for approximately $47.7 million. Concurrent with the completion of the sale of the Notes, the Company obtained its current revolving credit facility (the 2003 Credit Facility) which provides up to $50.0 million in borrowings. There were no borrowings outstanding as of March 31, 2004 under the 2003 Credit Facility. The 2003 Credit Facility contains certain restrictive covenants including, among others, requirements related to operating results and leverage, as well as restrictions related to liens, investments, additional indebtedness, disposition of assets, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures, and certain other changes in our business. The financial covenants include the requirements to maintain a minimum consolidated fixed charge coverage ratio, a minimum net worth, and be below a maximum consolidated total leverage ratio. The Company was in compliance with the financial covenants of the 2003 Credit Facility as of March 31, 2004.

        The Notes were issued by DigitalNet, Inc., a wholly-owned subsidiary of the Company, and are guaranteed on a full, unconditional, joint and several basis by DigitalNet Holdings, Inc. and DigitalNet, Inc.‘s wholly owned domestic subsidiaries, including DGS.

        The following condensed consolidating financial information includes:

(1)	Condensed consolidating balance sheets as of December 31, 2003 and March 31, 2004, condensed consolidating statements of operations for the three months ended March 31, 2004, and condensed consolidating statements of cash flows for the three months ended March 31, 2004 of: (a) DigitalNet Holdings, Inc., the parent company, (b) DigitalNet, Inc., which is the subsidiary issuer, (c) the guarantor subsidiaries, and (d) the Company on a consolidated basis.

(2)	Elimination entries necessary to consolidate DigitalNet Holdings, Inc., the parent company, with DigitalNet, Inc. and its guarantor subsidiaries.

        The condensed consolidating financial statements do not present the financial statements of the Company’s non-guarantor subsidiary, because this subsidiary had no material operations, assets, or liabilities for the periods presented.

        Investments in consolidated subsidiaries are presented using the equity method of accounting. The principal elimination entries eliminate investments in consolidated subsidiaries and intercompany balances and transactions.

	As of December 31, 2003					As of March 31, 2004 (unaudited)
Balance Sheet	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated
	(dollars in thousands)					(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$--	$23,542	$93	$--	$23,635	$--	$27,655	$372	$--	$28,027
Accounts receivable, net	--	--	66,197	--	66,197	--	--	64,082	--	64,082
Intercompany receivables	173,699	--	--	(173,699)	--	173,631	--	--	(173,631)	--
Inventory	--	--	7,692	--	7,692	--	--	5,187	--	5,187
Prepaid expenses and other current assets	--	6,515	2,647	--	9,162	--	3,156	2,679	--	5,835

Total current assets	173,699	30,057	76,629	(173,699)	106,686	173,631	30,811	72,320	(173,631)	103,131

Other assets	--	8,438	--	--	8,438	--	7,681	--	--	7,681
Property and equipment, net	--	6	12,002	--	12,008	--	4	11,690	--	11,694
Investment in consolidated subsidiaries	--	76,164	--	(76,164)	--	--	86,552	--	(86,552)	--
Intangible assets, net	--	--	173,128	--	173,128	--	--	171,247	--	171,247

Total assets	$173,699	$114,665	$261,759	$(249,863)	$300,260	$173,631	$125,048	$255,257	$(260,183)	$293,753

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$--	$142	$7,479	$--	$7,621	$--	$85	$6,660	$--	$6,745
Accrued expenses	--	6,728	28,301	--	35,029	--	3,491	22,785	--	26,276
Intercompany payables	--	55,503	118,196	(173,699)	--	--	64,408	109,223	(173,631)	--
Investment in consolidated subsidiaries	13,369	--	--	(13,369)	--	8,741	--	--	(8,741)	--
Deferred revenue	--	--	5,630	--	5,630	--	--	4,783	--	4,783

Total current liabilities	13,369	62,373	159,606	(187,068)	48,280	8,741	67,984	143,451	(182,372)	37,804

Long-term debt, net of current portion	--	81,250	--	--	81,250	--	81,250	--	--	81,250
Other liabilities	--	--	11,277	--	11,277	--	--	10,541	--	10,541
Stockholders' equity (deficit):	160,330	(28,958)	90,876	(62,795)	159,453	164,890	(24,186)	101,265	(77,811)	164,158

Total liabilities and stockholders'
equity	$173,699	$114,665	$261,759	$(249,863)	$300,260	$173,631	$125,048	$255,257	$(260,183)	$293,753

	Three Months Ended March 31, 2003 (unaudited)					Three Months Ended March 31, 2004 (unaudited)
Balance Sheet	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated
	(dollars in thousands)					(dollars in thousands)
Statement of Operations
Revenues	$--	$--	$77,902	$--	$77,902	$--	$--	$80,724	$--	$80,724
Cost of Revenues	--	--	61,884	--	61,884	--	--	61,943	--	61,943

Gross Profit	--	--	16,018	--	16,018	--	--	18,781	--	18,781

Operating expenses
Selling, general, and administrative	--	1,189	7,266	--	8,455	2	1,162	6,540	--	7,704
Acquisition and related expenses	--	--	--	--	--	--	(366)	--	--	(366)
Amortization of Intangibles	--	--	2,649	--	2,649	--	--	1,881	--	1,881

Total operating expenses	--	1,189	9,915	--	11,104	2	796	8,421	--	9,219

Income (loss) from operations	--	(1,189)	6,103	--	4,914	(2)	(796)	10,360	--	9,562
Other income (expense):
Interest income	5	1	41	--	47	--	100	13	--	113
Interest expense	--	(4,104)	--	--	(4,104)	--	(2,090)	--	--	(2,090)
Other income	--	--	6	--	6	--	--	15	--	15
Equity income from consolidated subsidiaries	349	6,150	--	(6,499)	--	4,628	10,388	--	(15,016)	--

Total other income (expense)	354	2,047	47	(6,499)	(4,051)	4,628	8,398	28	(15,016)	(1,962)

Income (loss) before provision for income taxes	354	858	6,150	(6,499)	863	4,626	7,602	10,388	(15,016)	7,600
Provision for income taxes	--	509	--	--	509	--	2,974	--	--	2,974

Net income (loss)	$354	$349	$6,150	$(6,499)	$354	$4,626	$4,628	$10,388	$(15,016)	$4,626

	Three Months Ended March 31, 2003 (unaudited)					Three Months Ended March 31, 2004 (unaudited)
Balance Sheet	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc.	Guarantor Subsidiary	Eliminations	Consolidated
	(dollars in thousands)					(dollars in thousands)
Cash Flow
Cash flows from operating activities:
Net income (loss)	$354	$349	$6,150	$(6,499)	$354	$4,626	$4,628	$10,388	$(15,016)	$4,626
Adjustment to reconcile net income
(loss) to net cash provided by
(used in) operations
Depreciation	--	2	2,031	--	2,033	--	2	1,351	--	1,353
Gain on sale of equipment	--	--	(3)	--	(3)	--	--	(12)	--	(12)
Amortization of intangible assets	--	--	2,649	--	2,649	--	--	1,881	--	1,881
Amortization of deferred financing costs	--	1,058	--	--	1,058	--	187	--	--	187
Amortization of discount on debt	--	187	--	--	187	--	--	--	--	--
Amortization of deferred compensation	--	389	--	--	389	--	--	78	--	78
Deferred income taxes	--	510	--	--	510	--	2,974	--	--	2,974
Equity (income) loss from
consolidated subsidiaries	(349)	(6,150)	--	6,499	--	(4,628)	(10,388)	--	15,016	--
Changes in operating assets
and liabilities, net of
effect of acquisitions:
Accounts receivable	--	--	4,952	--	4,952	--	--	2,115	--	2,115
Inventory	--	--	(1,909)	--	(1,909)	--	--	2,505	--	2,505
Prepaid expenses and other assets	--	(1,174)	(371)	--	(1,545)	--	957	(32)	--	925
Accounts payable, accrued
expenses and other liabilities	--	789	(1,542)	--	(753)	--	(3,294)	(7,072)	--	(10,366)
Deferred revenues	--	--	(105)	--	(105)	--	--	(847)	--	(847)

Net cash provided by (used in) operations	5	(4,040)	11,852	--	7,817	(2)	(4,934)	10,355	--	5,419

Cash flows from financing activities:
Purchases of property and equipment	--	--	(1,179)	--	(1,179)	--	--	(1,039)	--	(1,039)
Proceeds from sale of equipment	--	--	4	--	4	--	--	12	--	12
Purchase of DigitalNet Government	--	--	(9,423)	--	(9,423)	--	--	--	--	--
Solutions, LLC
Proceeds from collections of accounts receivable on
behalf of Getronics
Parent	--	--	5,847	--	5,847	--	--	--	--	--

Net cash used in investing activities	--	--	(4,751)	--	(4,751)	--	--	(1,027)	--	(1,027)

Cash flows from financing activities:
Repayment under revolving
credit facility	--	(3,900)	--	--	(3,900)	--	--	--	--	--
Decrease (increase)in intercompany receivables, net	(65)	9,775	(9,710)	--	--	2	9,047	(9,049)	--	--
Payments on management notes receivable	60	--	--	--	60	--	--	--	--	--

Net cash provided by (used in) financing	(5)	5,875	(9,710)	--	(3,840)	2	9,047	(9,049)	--	--
activities

Net increase in cash and cash equivalents	--	1,835	(2,609)	--	(774)	--	4,113	279	--	4,392
Cash and cash equivalents, beginning of period	--	490	3,404	--	3,894	--	23,542	93	--	23,635

Cash and cash equivalents, end of period	$--	$2,325	$795	$--	$3,120	$--	$27,655	$372	$--	$28,027

10.   UTA Acquisition

        On April 1, 2004, the Company acquired all of the outstanding equity securities of User Technology Associates, Inc. (UTA) for $50.0 million in cash. The Company utilized cash on hand and approximately $29.0 million in borrowings under its 2003 Credit Facility to fund the purchase price. UTA provides information technology services and solutions to the federal government in areas such as managed network services, systems development, systems engineering and integration, advanced computing, and mission critical outsourcing. UTA’s financial results have not been included the Company’s financial results for the three months ended March 31, 2004.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of the financial condition and results of operations of DigitalNet Holdings, Inc., in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC and available directly from the SEC at www.sec.gov and our unaudited consolidated financial statements and related notes included elsewhere in this quarterly report.

        There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward looking statements. We have attempted, whenever possible, to identify these forward looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe our business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward looking statements. Actual results may differ materially from those indicated by such forward looking statements as a result of various important factors, including: funding decisions of U.S. Government projects; government contract procurement, option exercise and termination risks; competitive factors such as pricing pressures and/or competition to hire and retain qualified employees; our ability to identify, execute or effectively integrate future acquisitions; our ability to successfully raise additional capital; changes to the tax laws relating to the treatment and deductibility of goodwill or any change in tax rates; additional costs related to compliance with the Sarbanes Oxley Act of 2002, any revised NASDAQ listing standards, SEC rule changes or other corporate governance issues; material changes in laws or regulations applicable to our business and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2003. In addition, the statements in this quarterly report are made as of the date hereof. We expect that subsequent events or developments will cause our views to change. We undertake no obligation to update any of the forward looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward looking statements should not be relied upon as representing our views as of any date subsequent to the date hereof.

Overview

        We are a leading provider of strategy consulting services, managed network services, information security solutions, and application development and integration services to U.S. defense, intelligence, and civilian federal government agencies as measured by our revenues. Our comprehensive information technology services and solutions allow our federal government clients to outsource some or all of the activities relating to the design, implementation, integration, management, and security of their computer networks and systems. We are focused on increasing network reliability, reducing overall network costs, and simplifying timely migration of mission critical network computing environments to new technologies.

        We purchased Getronics Government Solutions, L.L.C., for $225.2 million of total consideration, consisting of $191.7 million in cash and shares of our Class B Preferred Stock with an aggregate liquidation preference of $33.5 million. A portion of the cash purchase price, and associated transaction costs, were financed by a $63.6 million investment in our common stock and Class A Preferred Stock by GTCR, Ken S. Bajaj and Jack Pearlstein and their family entities, a $44.0 million subordinated bridge loan, and approximately $82.9 million of borrowings under a senior secured credit facility.

        On July 3, 2003, we applied the net proceeds from the sale of $125.0 million aggregate principal amount of 9% senior notes due 2010 by our wholly-owned subsidiary, DigitalNet, Inc., to repay the indebtedness under our subordinated bridge note and a term loan. Concurrent with the completion of the offering of the 9% senior notes due 2010, we entered into our current credit facility, which provides us with up to $50.0 million in borrowings.

        On October 16, 2003, we completed the initial public offering of our common stock and issued 5,750,000 shares at $17.00 per share, which generated proceeds, net of offering costs, of approximately $89.1 million. The net proceeds of our initial public offering, together with proceeds of $848,000 from the repayment of certain management notes, were used to redeem $43.8 million in aggregate principal amount of the outstanding 9% senior notes due 2010 for approximately $47.7 million, or 109% of the aggregate principal amount of the notes being redeemed, and $27.0 million was used to purchase all of our outstanding Class B Preferred Stock. At the completion of the IPO, the Class A Preferred Stock, including accrued dividends, converted into 3,807,132 shares of common stock.

        On April 1, 2004, we acquired all of the outstanding equity securities of User Technology Associates, Inc. (UTA) for $50.0 million in cash. We utilized cash on hand and approximately $29.0 million in borrowings under its 2003 Credit Facility to fund the purchase price. UTA provides information technology services and solutions to the federal government in areas such as managed network services, systems development, systems engineering and integration, advanced computing, and mission critical outsourcing. UTA’s financial results have not been included in our financial results for the three months ended March 31, 2004.

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

        Our selling, general, and administrative expenses include costs not directly associated with performing work for our clients. These costs include salaries, wages, plus associated fringe benefits, stock based compensation charges, rent, depreciation, travel, and insurance. Among the functions covered by these expenses are sales, business development, contracts, purchasing, legal, finance, accounting, management, human resources, information systems, and general management. Most of these costs are allowable costs under the cost accounting standards for contracting with the U.S. government and are recoverable under cost plus contracts.

Results of Operations

        The following table sets forth the periods indicated, selected statement of operations data and selected statement of operations data expressed as a percentage of revenue (dollars in thousands).

	Three months ended March 31,
	2003	2004	2003	2004
Revenues	$77,902	$80,724	100.0%	100.0%
Costs of revenues	61,884	61,943	79.4	76.7

Gross profit	16,018	18,781	20.6	23.3
Operating expenses:
Selling, general and administrative	8,455	7,704	10.9	9.5
Acquisition and related expenses	--	(366)	--	(0.5)
Amortization of intangibles	2,649	1,881	3.4	2.3

Total operating expenses	11,104	9,219	14.3	11.4

Income from operations	4,914	9,562	6.3	11.8
Other income (expense):
Interest income	47	113	0.1	0.1
Interest expense	(4,104)	(2,090)	(5.3)	(2.6)
Other income, net	6	15	0.0	0.0

Total other income (expense)	(4,051)	(1,962)	(5.2)	(2.4)

Income before provision for income taxes	863	7,600	1.1	9.4
Provision for income taxes	509	2,974	0.7	3.7

Net income	$354	$4,626	0.5%	5.7%

        Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        Revenues.        Revenues for the three months ended March 31, 2004 were approximately $80.7 million, compared to revenues of approximately $77.9 million for the three months ended March 31, 2003, representing an increase of approximately $2.8 million, or 3.6%. We estimate the increase was due to an increase of approximately $11.9 million in work performed under our managed network services revenues, partially offset by a decrease of approximately $4.0 million in information security services and by a decrease in revenue from the NASA CSOC contract of approximately $7.2 million.

        Costs of Revenues. Costs of revenues for the three months ended March 31, 2004 were approximately $61.9 million, or 76.7% of revenues, compared to costs of revenues of approximately $61.8 million, or 79.4% of revenues, for the three months ended March 31, 2003. We estimate the increase in costs was due to an increase of approximately $11.4 million in work performed under our managed network services contracts, partially offset by a decrease of approximately $3.6 million in information security services and by a decrease in costs from the NASA CSOC contract of approximately $8.3 million. The gross profit percentage increased due primarily to the gross profit realized from the extension of the NASA CSOC contract. The NASA CSOC contract which was scheduled to terminate on December 31, 2003, was extended on a time-and-materials basis through March 31, 2004. The original contract was a fixed price contract that had no gross profit for the three months ended March 31, 2003.

        Selling, General, and Administrative Expenses. For the three months ended March 31, 2004, selling, general, and administrative expenses were approximately $7.7 million, or 9.5% of revenues, compared to approximately $8.5 million, or 10.9% of revenues, for the three months ended March 31, 2003. This decrease was primarily related to a $0.3 million decrease in stock-based compensation charges related to shares of restricted stock held by certain employees.

        Acquisition and Related Expenses. For the three months ended March 31, 2004, the liability for the abandoned facility related to the consolidation of our facilities in 2002 was reduced by approximately $366,000. The tenant’s right to terminate the lease expired in 2004 resulting in a benefit included in acquisition and related expenses in the statement of operations for the three months ended March 31, 2004. For the three months ended March 31, 2003, we did not incur any acquisition, and related expenses.

        Amortization of Intangibles. For the three months ended March 31, 2004, amortization expense was approximately $1.9 million compared to approximately $2.6 million for the three months ended March 31, 2003. The amortization expense for the three months ended March 31, 2004 and 2003 was solely related to the amortization of intangibles resulting from the purchase of our predecessor. This decrease in amortization expense is due to use of an accelerated method of amortization for certain of the intangible assets.

        Operating Income. For the three months ended March 31, 2004, operating income was $9.6 million, compared to $4.9 million for the three months ended March 31, 2003. The increase in operating income was primarily due to additional gross profit realized from the increases in our managed network services revenues, NASA CSOC gross profit, reduction in our amortization expense and the benefit recorded related to the reduction in the liability for the abandoned facilities.

        Other Income and Expense. For the three months ended March 31, 2004, interest income was approximately $113,000, compared to approximately $47,000 for the three months ended March 31, 2003. This increase was attributable to higher invested cash balances during the period. Interest expense for the three months ended March 31, 2004 was $2.1 million compared to approximately $4.1 million for the three months ended March 31, 2003. The reduction in interest expense is primarily due to the lower outstanding debt balances during 2004 period.

        Provision for Income Taxes. For the three months ended March 31, 2004, our income tax expense was $3.0 million, compared to an income tax expense of $0.5 million for the three months ended March 31, 2003. The effective income tax rate was 39% and 59% for the three months ended March 31, 2004 and 2003, respectively. The higher effective income tax rate for the three months ended March 31, 2003 was due to nondeductible stock-based compensation expense in the three months ended March 31, 2003.

        Liquidity and Capital Resources

        Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures, to service our debt and to fund potential acquisitions. In July 2003, the proceeds from the sale of $125.0 million of our subsidiary’s 9% senior notes due 2010 were used to repay outstanding indebtedness. The proceeds of our initial public offering in October 2003, along with proceeds of approximately $848,000 from the repayment of certain management notes, were used to redeem a portion of the outstanding 9% senior notes due 2010 and to purchase all of our outstanding Class B Preferred Stock. After the redemption of a portion of the 9% senior notes due 2010 and the purchase of our Class B Preferred Stock, approximately $14.3 million of the proceeds of our initial public offering were available for general corporate purposes. Based upon our current level of operations, we expect that our cash flow from operations, together with cash on hand and amounts we are able to borrow under our credit facility, will be adequate to meet our anticipated needs for the foreseeable future. In addition, we expect that our cash flow from operations will be adequate to meet all contractual obligations under the 9% senior notes due 2010, our credit facility, our operating leases and our other contractual cash obligations. On April 1, 2004 we acquired User Technology Associates, Inc. for $50.0 million. We used cash on hand and borrowed approximately $29.0 million under our revolving credit facility to fund the purchase price.

        Cash provided by operations was approximately $5.4 million for the three months ended March 31, 2004 and approximately $7.8 million for the three months ended March 31, 2003. Cash provided by operations for the three months ended March 31, 2004 was comprised of our net income of approximately $4.6 million, depreciation, amortization, and other non-cash expense items of approximately $6.5 million, partially offset by an increase in net operating assets and liabilities of approximately $5.7 million. The increase in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of approximately $8.9 million due primarily from the payment of employee bonuses and interest, and a decrease in other liabilities of approximately $1.4 million related to the payment of lease and severance costs; partially offset by a decrease in accounts receivable of approximately $2.1 million, a decrease in prepaid expenses and other assets of approximately $2.5 million primarily due to the return of approximately $1.0 million of a deposit required under a performance bond on our Metropolitan Washington Airport Authority contract. Cash provided by operations for the three months ended March 31, 2003 was comprised of our net income of approximately $0.4 million, depreciation, amortization, and other non-cash expense items of approximately $6.8 million and a decrease in net operating assets and liabilities of approximately $0.6 million. The decrease in net operating assets and liabilities was primarily due to a decrease in accounts receivable of approximately $5.0 million; partially offset by an increase in inventory of approximately $1.9 million, and an increase in prepaid expenses and other assets of approximately $1.5 million.

        Cash used in investing activities was approximately $1.0 million for the three months ended March 31, 2004 and approximately $4.8 million for the three months ended March 31, 2003. Cash used in investing activities for the three months ended March 31, 2004 consisted primarily of expenditures for purchases of property and equipment. Cash used in investing activities for the three months ended March 31, 2003 consisted primarily of expenditures incurred in connection with the acquisition of our predecessor and purchases of property and equipment, offset by the accounts receivable collected on behalf of Getronics Parent.

        We had no cash provided by financing activities for the three months ended March 31, 2004. Cash provided by financing activities for the three months ended March 31, 2003 was approximately $3.8 million and was related primarily to repayments under our revolving credit facility.

        Our net working capital was approximately $65.3 million as of March 31, 2004 compared to a net working capital of approximately $58.4 million as of December 31, 2003. The increase in our net working capital as of March 31, 2004 was due primarily to net income generated in the 2004 period.

2003 Credit Facility

        In July 2003 and in connection with the completion of the offering of our 9% senior notes due 2010, we entered into a credit agreement that provides for a $50.0 million revolving credit facility available for working capital and general corporate purposes, including capital expenditures and acquisitions. The borrowing capacity under this credit facility also provides for the issuance of up to $5.0 million in letters of credit. The available borrowings under this credit facility are based upon a percentage of our eligible billed and unbilled accounts receivable, as defined in the credit agreement. At March 31, 2004, we had $1.0 million in outstanding letters of credit issued under this credit facility related to our leased facility in Herndon, Virginia. At March 31, 2004, we had available, but unused borrowing capacity of $40.4 million under this credit facility. In April 2004, we borrowed approximately $29.0 million in connection with the User Technology Associates, Inc. acquisition. Obligations under the credit facility are secured by substantially all of our assets. The credit facility contains certain restrictive covenants including, among others, requirements related to operating results and leverage, as well as restrictions related to liens, investments, additional indebtedness, disposition of assets, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures, and certain other changes in our business. The financial covenants include the requirements to maintain a minimum consolidated fixed charge coverage ratio, a minimum net worth, and be below a maximum consolidated total leverage ratio. As of March 31, 2004, we were in compliance with these covenants.

Senior Notes

        In July 2003, DigitalNet, Inc., our wholly owned subsidiary, issued $125.0 million in aggregate principal amount of 9% senior notes due July 15, 2010. The notes are unsecured obligations of DigitalNet, Inc. The notes are guaranteed on a full, unconditional, joint and several basis by DigitalNet Holdings, Inc. and all of DigitalNet, Inc.‘s domestic subsidiaries. A portion of the net proceeds of our initial public offering were used to redeem $43.8 million in aggregate principal amount of our outstanding notes for approximately $47.7 million, or 109% of the aggregate principal amount of the notes redeemed. We are required to make semi-annual interest payments in arrears on January 15 and July 15 of each year the notes are outstanding, commencing on January 15, 2004. As of March 31, 2004, we had approximately $81.3 million in notes outstanding.

Related Party Transactions

        The Company had previously entered into a management services agreement with GTCR that terminated upon the consummation of our initial public offering. During the three months ended March 31, 2004, the Company paid approximately $583,000 that had been accrued through the date of our initial public offering related to this agreement.

        From March 2003 through December 2003, the Company issued four purchase orders totaling approximately $694,000, on a subcontract basis, to a company owned by the son of the Company’s Chairman and Chief Executive Officer. As of March 31, 2004, the Company has paid approximately $307,000 to the company pursuant to these purchase orders. Through these purchase orders, the company acted as a subcontractor to the Company under two civilian agency contracts, providing professional systems engineering and economic analysis services. These purchase orders were issued in the ordinary course of business and, based on the Company’s historic practices with respect to retaining subcontractors to provide services of a similar nature, management believes these services were provided on terms no less favorable than the Company would anticipate receiving from unrelated parties.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

        Our principal exposure to market risk relates to changes in interest rates. Concurrent with the completion of the offering of our 9% senior notes due 2010, we entered into our current credit facility, which provides us with up to $50.0 million in borrowings. Interest under our current credit facility is based on the British Bankers Association Interest Settlement Rate for deposits in dollars, or based on the higher of Bank of America, N.A.‘s prime rate or the federal funds rate. The $81.3 million of indebtedness under our 9% senior notes due 2010 is at a fixed interest rate and only indebtedness under our credit facility will be subject to changes in interest rates. As of March 31, 2004, we had no outstanding borrowings under our credit facility. On April 1, 2004, we borrowed approximately $29.0 million on our current credit facility for the acquisition of UTA. The interest rate on the borrowings will be subject to the British Bankers Association Interest Settlement Rate for deposits in dollars, or based on the higher of Bank of America, N.A.‘s prime rate or the federal funds rate.

Item 4.   Controls and Procedures

        (a)        Evaluation of disclosure controls and procedures. Our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer) have evaluated our disclosure controls and procedures and have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these controls and procedures are designed to ensure that information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (15 USC § 78a et seq.) is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The principal executive officer and the principal financial officer have also concluded, based upon their evaluation, that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.

        (b)        Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

        From time to time, we are involved in various legal proceedings concerning matters arising in the ordinary course of business. We believe that any ultimate liability arising out of these proceedings will not have a material adverse effect on our financial position or results of operations.

Item 2.   Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

        None.

Item 3.   Defaults upon Senior Securities

        None.

Item 4.   Submission of Matter to Vote of Security Holders

        None.

Item 5.   Other Information

        None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 6, 2004, we filed a report on Form 8-K regarding the press release we issued announcing the signing of a definitive agreement to acquire User Technology Associates, Inc.

On February 11, 2004, we filed a report on Form 8-K regarding the press release we issued announcing our operating results for the three months and year ended December 31, 2003, as well as initial guidance for the first quarter 2004 and full year 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DIGITALNET HOLDINGS, INC.
Date: May 6, 2004	By:	/s/ Ken S. Bajaj
Ken S. Bajaj Chairman, Chief Executive Officer and President Director (Principal Executive Officer)
Date: May 6, 2004	By:	/s/ Jack Pearlstein
Jack Pearlstein Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.