Form 10-Q
period 2004-06-30
DIGITALNET HOLDINGS INC
filed 2004-08-04
CIK 1160241

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2004
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

        As of July 31, 2004, there were 16,342,780 shares outstanding of the registrant’s common stock, par value $0.001 per share.

DIGITALNET HOLDINGS, INC.TABLE
OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

DIGITALNET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2003	June 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,635	$8,739
Accounts receivable (net of allowance for doubtful accounts
of $2,526 and $2,995 at December 31, 2003 and June 30, 2003,
respectively)	66,197	70,459
Inventory	7,692	5,509
Prepaid expenses and other current assets	9,162	3,967

Total current assets	106,686	88,674

Other assets	8,438	6,994
Property and equipment, net	12,008	10,260
Intangible assets, net	173,128	216,094

Total assets	$300,260	$322,022

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,621	$7,051
Accrued expenses	35,029	33,040
Deferred revenues	5,630	2,149
Current portion of long-term debt	--	4,000

Total current liabilities	48,280	46,240

Long-term debt, net of current portion	81,250	96,250
Other liabilities	11,277	10,242
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no
shares issued or outstanding	--	--
Common stock, $0.001 par value; 100,000,000 shares authorized;
16,290,158 and 16,336,425 shares issued and outstanding as of
December 31, 2003 and June 30, 2004, respectively	17	17
Additional paid-in capital	173,478	173,650
Warrants	379	254
Deferred compensation	(888)	(653)
Accumulated deficit	(13,533)	(3,978)

Total stockholders' equity	159,453	169,290

Total liabilities and stockholders' equity	$300,260	$322,022

See accompanying notes.

DIGITALNET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended June 30		Six months ended June 30,
	2003	2004	2003	2004

Revenues	$82,410	$97,572	$160,312	$178,296
Costs of revenues (includes depreciation expense of $1,394 and $746 for the three months ended June 30, 2003 and 2004, respectively, and $3,258 and $1,878
for the six months ended June 30, 2003 and 2004, respectively)	64,936	74,899	126,820	136,842

Gross profit	17,474	22,673	33,492	41,454

Operating expenses:
Selling, general and administrative (includes depreciation expense of $537 and $338 for the three months ended June 30, 2003 and 2004, respectively, and $706 and $559 for the six months ended June 30, 2003 and 2004, respectively, and stock-based compensation of $96 and $66 for the three months ended June 30, 2003 and 2004, respectively,
and $485 and $144 for the six months ended June 30, 2003 and 2004, respectively)	8,916	10,151	17,371	17,855
Acquisition and related expenses	--	--	--	(366)
Amortization of intangibles	2,649	2,282	5,298	4,163

Total operating expenses	11,565	12,433	22,669	21,652

Income from operations	5,909	10,240	10,823	19,802
Other income (expense):
Interest income	33	63	80	176
Interest expense	(4,037)	(2,295)	(8,141)	(4,385)
Other, net	(39)	(3)	(33)	12

Total other income (expense)	(4,043)	(2,235)	(8,094)	(4,197)

Income before provision for income taxes	1,866	8,005	2,729	15,605
Provision for income taxes	765	3,076	1,274	6,050

Net income	$1,101	$4,929	$1,455	$9,555

Dividends and accretion on preferred stock	(1,449)	--	(2,861)	--

Net income (loss) attributable to common stockholders	$(348)	$4,929	$(1,406)	$9,555

Net income (loss) per common share:
Basic net income (loss) attributable to common stockholders per common share	$(0.06)	$0.30	$(0.25)	$0.59

Basic weighted average common shares outstanding	5,581,628	16,303,454	5,541,831	16,296,806

Diluted net income (loss) attributable to common stockholders per common share	$(0.06)	$0.30	$(0.25)	$0.58

Diluted weighted average common shares outstanding	5,581,628	16,488,706	5,541,831	16,481,409

See accompanying notes.

DIGITALNET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30
	2003	2004

Cash flows from operating activities:
Net income	$1,455	$9,555
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,964	2,437
Loss (gain) on sale of equipment	41	(12)
Amortization of intangible assets	5,298	4,163
Amortization of deferred financing costs	2,021	375
Amortization of discount on debt	360	--
Amortization of deferred compensation	485	144
Deferred income taxes	1,274	6,050
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,187	3,622
Inventory	(6,043)	2,183
Prepaid expenses and other assets	(3,060)	1,665
Accounts payable, accrued expenses and other liablities	(6,159)	(10,396)
Deferred revenues	7,909	(3,481)

Net cash provided by operating activities	12,732	16,305

Cash flows from investing activities:
Purchases of property and equipment	(3,554)	(2,047)
Proceeds from sale of equipment	10	1,813
Acquisitions, net of cash acquired	(9,477)	(50,105)
Net cash collected on behalf of and due to our predecessor's parent	4,800	--

Net cash used in investing activities	(8,221)	(50,339)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(3,900)	19,000
Repayments on term loan facility	(1,250)	--
Proceeds from stock option excerises	--	138
Payments on management notes receivable	119	--

Net cash (used in) provided by financing activities	(5,031)	19,138

Net decrease in cash and cash equivalents	(520)	(14,896)
Cash and cash equivalents, beginning of period	3,894	23,635

Cash and cash equivalents, end of period	$3,374	$8,739

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,330	$4,166

See accompanying notes.

DigitalNet Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Basis of Presentation

        DigitalNet Holdings, Inc. (DigitalNet or the Company) is a provider of strategic consulting services, managed network services, information security solutions, and application development and integration services to U.S. defense, intelligence and civilian federal government agencies. Substantially all of the Company’s revenues are derived from contracts with the U.S. government, directly as a prime contractor or as a subcontractor.

        The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

        For the three and six months ended June 30, 2003 there would be no effect on the net loss attributable to common stockholders if the Company had applied the fair value method of SFAS No. 123. The following table illustrates the effect on the net income attributable to common shareholders and the net income attributable to common stockholders per common share if the Company had applied the fair value method of SFAS No. 123 for the three and six months ended June 30, 2004 (dollars in thousands, except per share data).

	Three months ended June 30,	Six months ended June 30,
	2004	2004
	(unaudited)	(unaudited)
Net income attributable to common stockholders, as reported	$4,929	$9,555
Add: Stock-based employee compensation cost, net of related tax effects,
included in the determination of net income	40	88
Deduct: Stock-based employee compensation expense determined under fair
value based method, net of related tax effects	(170)	(270)

Pro forma net income attributable to common stockholders	$4,799	$9,373

Net income per common share:
Basic income attributable to common stockholders per common share- as reported	$0.30	$0.59
Diluted income attributable to common stockholders per common share- as reported	$0.30	$0.58
Basic income attributable to common stockholders per common share- pro forma	$0.29	$0.58
Diluted income attributable to common stockholders per common share- pro forma	$0.29	$0.57

        In accordance with SFAS No. 123, the fair values of options were estimated at the grant date using a Black Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of approximately 3%; no dividends; expected life of the options of four years; and volatility from 42% to 74%. The effect of applying the fair value method prescribed by SFAS No. 123 as described above is not necessarily representative of the effects on the reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years.

3.	Accounts Receivable and Significant Customers

        Accounts receivable consisted of the following as of the dates indicated (dollars in thousands):

	December 31, 2003	June 30, 2004
		(unaudited)
Billed and currently billable accounts receivable	$65,302	$70,351
Unbilled accounts receivable	3,421	3,103
Allowance for doubtful accounts	(2,526)	(2,995)

Account receivable, net	$66,197	$70,459

For the three and six months ended June 30, 2003, revenues from the Company’s subcontract with Lockheed Martin on the National Aeronautics and Space Administration (NASA) Consolidated Space Operations Contract (CSOC) represented approximately 14% of total revenues. The Company had no contracts representing greater than 10% of total revenues for the three and six months ended June 30, 2004.

4.	Acquisitions

        On April 1, 2004, the Company acquired all of the outstanding stock of User Technology Associates, Inc. (UTA) in a transaction accounted for using the purchase method of accounting. UTA’s results of operations have been included in the Company’s consolidated statement of operations from the date of its acquisition. At closing, consideration for the acquisition consisted of $50.0 million in cash. This consideration was subject to adjustment based upon a final determination of the amount of net working capital, as defined, as of the date of acquisition. As a result of this final determination, the purchase price was reduced by $0.6 million, and the seller paid this amount to the Company in July 2004. Accordingly, the Company included this amount in the determination of the aggregate purchase price for the acquisition.

        The aggregate consideration was determined as follows (dollars in thousands) (unaudited):

Cash paid to seller at closing	$50,000
Working capital adjustment	(609)
Transaction costs and other	993

$50,384

        Based upon its preliminary assessment, the Company has allocated the purchase price based upon the estimated fair values of the assets acquired and the liabilities assumed. The purchase consideration has been allocated on a preliminary basis as follows (dollars in thousands) (unaudited):

Tangible assets acquired	$8,732
Deferred income taxes	208
Non-compete agreement	35
Customer relationships	6,543
Goodwill	40,550
Liabilities assumed	(5,684)

$50,384

        The goodwill recorded is expected to be fully deductible for income tax purposes. The customer relationships and non-compete agreement intangibles are being amortized using the accelerated and straight-line method, respectively, over 10 and 3 years, respectively.

        In connection with the UTA acquisition in April 2004, the Company recognized approximately $0.5 million in liabilities as the cost of abandoning certain leased UTA facilities and terminating certain UTA employees. The accrual consisted primarily of lease costs and severance and other employee termination costs related to the consolidation of certain operations and a duplicate facility. Payments related to these obligations will be made through March 2005.

5.	Accrued Expenses

        Accrued expenses consisted of the following as of the dates indicated (dollars in thousands):

	December 31, 2003	June 30, 2004
		(unaudited)
Accrued compensation and benefits	$11,923	$13,860
Accrued contract costs	7,303	3,653
Accrued acquisition and related costs	2,738	2,555
Accrued interest	3,616	3,461
Other	9,449	9,511

Total accrued expenses	$35,029	$33,040

        In connection with the DigitalNet Government Solutions, LLC (DGS) acquisition in November 2002, the Company recognized approximately $8.2 million in liabilities related to the abandonment of certain leased DGS facilities and the termination of certain DGS employees. The accrual consisted primarily of lease costs and severance and other employee termination costs related to the expiration of a contract and the consolidation of certain other operations. For the six months ended June 30, 2004, the Company charged approximately $1.4 million against the accrual for amounts paid.

        In connection with the DGS acquisition, the Company consolidated its facilities resulting in the closure of its Bethesda, Maryland office. As a result, the Company recorded a restructuring charge for the related lease costs of approximately $446,000, which had been included in acquisition and related expenses for the year ended December 31, 2002. The office space has been sublet to a tenant that had an option to terminate the sublease in certain circumstances. The option to terminate this lease expired during the six months ended June 30, 2004, and as a result, the liability for the abandoned facility was reduced by approximately $366,000 with the related benefit included in acquisition and related expenses in the statement of operations for the six months ended June 30, 2004.

6.	Initial Public Offering

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

7.	Earnings Per Share

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

        In connection with the Company’s IPO, the Class A Preferred Stock, including accrued dividends, converted into 3,807,132 shares of common stock and a portion of the net proceeds from the IPO were used to purchase all of the outstanding shares of Class B Preferred Stock. For the three and six months ended June 30, 2003, the effect of the outstanding shares of Class A Preferred Stock and Class B Preferred Stock converting into shares of common stock was not included in the computation of diluted loss per common share as the effect would have been anti-dilutive. For the three and six months ended June 30, 2003, the outstanding shares of unvested Reserved Stock, Carried Stock and Restricted Stock were not included in the computation of basic loss per common share and the treasury stock effect of those unvested shares was not included in the computation of diluted loss per common share prior to vesting because the effect would have been anti-dilutive. In addition, warrants to purchase 94,868 shares of common stock that were outstanding as of June 30, 2003 were excluded from the computation of diluted loss per common share for the three and six months ended June 30, 2003 as their effect would have been anti-dilutive. In June 2004, a portion of these warrants were exercised resulting in the issuance of 31,249 common shares.

        The following details the computation of the net loss per common share for the periods indicated (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$1,101	$4,929	$1,455	$9,555
Dividends on preferred stock	(1,449)	--	(2,861)	--

Net (loss) income attributable to common stockholders	$(348)	$4,929	$(1,406)	$9,555

Weighted average common share calculation:
Basic weighted average common shares outstanding	5,581,628	16,303,454	5,541,831	16,296,806
Treasury stock effect of options and warrants	--	185,252	--	184,603

Diluted weighted average common shares outstanding	5,581,628	16,488,706	5,541,831	16,481,409
Net (loss) income per common share:
Basic (loss) income per common share	$(0.06)	$0.30	$(0.25)	$0.59
Diluted (loss) income per common share	$(0.06)	$0.30	$(0.25)	$0.58

8.	Commitments and Contingencies

        Audit Review

        Substantially all payments to the Company on government cost reimbursable contracts are provisional payments that are subject to adjustment upon audit by certain government audit agencies. The Company’s incurred cost submissions have been completed and audited through December 31, 2002. The 2003 incurred cost audit for the Company is not expected to result in a material adverse effect on the Company’s financial position or results of operations.

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

9.	Related Party Transactions

        The Company had previously entered into a management services agreement with GTCR that terminated at the IPO. During the six months ended June 30, 2004, the Company paid approximately $583,000 that had been accrued through the date of the IPO related to this agreement.

From March 2003 through December 2003, the Company issued four purchase orders totaling approximately $694,000, on a subcontract basis, to a company owned by the son of the Company’s Chairman and Chief Executive Officer. As of June 30, 2004, the Company has paid approximately $472,000 to the company pursuant to these purchase orders. Through these purchase orders, the company acted as a subcontractor to the Company under two civilian agency contracts, providing professional systems engineering and economic analysis services. These purchase orders were issued in the ordinary course of business and, based on the Company’s historic practices with respect to retaining subcontractors to provide services of a similar nature, management believes these services were provided on terms no less favorable than the Company would anticipate receiving from unrelated parties. In addition, in June 2004, the Company accepted a purchase order of approximately $12,000 to provide strategic consulting services to a government agency as a subcontractor to this company.

10.	Debt and Guarantor Financial Statements

        On July 3, 2003, the Company issued $125.0 million in aggregate principal amount of its 9% senior notes due 2010 (the Notes). The Company used a portion of the net proceeds of the IPO to redeem approximately $43.8 million in aggregate principal amount of the outstanding Notes for approximately $47.7 million. Concurrent with the completion of the sale of the Notes, the Company obtained its current revolving credit facility (the 2003 Credit Facility) which provides up to $50.0 million in borrowings. In April 2004, the Company borrowed approximately $29.0 million in connection with the acquisition of UTA. During the three months ended June 30, 2004, the Company repaid approximately $10.0 million of the amount borrowed under the 2003 Credit Facility. As of June 30, 2004 the Company had approximately $19.0 million of borrowings outstanding under the 2003 Credit Facility. The Company repaid approximately $4.0 million under the 2003 Credit Facility in July 2004.

        The 2003 Credit Facility contains certain restrictive covenants including, among others, requirements related to operating results and leverage, as well as restrictions related to liens, investments, additional indebtedness, disposition of assets, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures, and certain other changes in our business. The financial covenants include the requirements to maintain a minimum consolidated fixed charge coverage ratio, a minimum net worth, and be below a maximum consolidated total leverage ratio. The Company was in compliance with the financial covenants of the 2003 Credit Facility as of June 30, 2004.

        The Notes were issued by DigitalNet, Inc., a wholly-owned subsidiary of the Company, and are guaranteed on a full, unconditional, joint and several basis by DigitalNet Holdings, Inc. and DigitalNet, Inc.‘s wholly owned domestic subsidiaries, including DGS.

        The following condensed consolidating financial information includes:

(1)	Condensed consolidating balance sheets as of December 31, 2003 and June 30, 2004, condensed consolidating statements of operations for the three and six months ended June 30, 2003 and 2004, and condensed consolidating statements of cash flows for the six months ended June 30, 2003 and 2004 of: (a) DigitalNet Holdings, Inc., the parent company, (b) DigitalNet, Inc., which is the subsidiary issuer, (c) the guarantor subsidiaries, and (d) the Company on a consolidated basis.

(2)	Elimination entries necessary to consolidate DigitalNet Holdings, Inc., the parent company, with DigitalNet, Inc. and its guarantor subsidiaries.

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

	As of December 31, 2003					As of June 30, 2004 (unaudited)
Balance Sheet	Parent Company	DigitalNet, Inc	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets	(dollars in thousands)					(dollars in thousands)
Current assets:
Cash and cash equivalents	$--	$23,542	$93	$--	$23,635	$--	$8,148	$591	$--	$8,739
Accounts Receivable, net	--	--	66,197	--	66,197	--	--	70,459	--	70,459
Intercompany Receivables	172,822	--	--	(172,822)	--	173,045	--	--	(173,045)	--
Inventory	--	--	7,692	--	7,692	--	--	5,509	--	5,509
Prepaids expenses and other current assets	--	6,515	2,647	--	9,162	--	699	3,268	--	3,967

Total current assets	172,822	30,057	76,629	(172,822)	106,686	173,045	8,847	79,827	(173,045)	88,674

Other assets	--	8,438	--	--	8,438	--	6,905	89	--	6,994
Property and equipment, net	--	6	12,002	--	12,008	--	2	10,258	--	10,260
Investment in consolidated subsidiaries	--	76,164	--	(76,164)	--	--	101,018	--	(101,018)	--
Intangibles assets, net	--	--	173,128	--	173,128	--	--	216,094	--	216,094

Total Assets	$172,822	$114,665	$261,759	$(248,986)	$300,260	$173,045	$116,772	$306,268	$(274,063)	$322,022

Liabilities and stockholder's equity
Current liabilities:
Accounts payable	$--	$142	$7,479	$--	$7,621	$--	$86	$6,965	$--	$7,051
Accrued expenses	--	6,728	28,301	--	35,029	--	5,349	27,691	--	33,040
Intercompany payables	--	55,503	118,196	(173,699)	--	--	30,287	146,539	(176,826)	--
Investment in consolidated subsidiaries	13,369	--	--	(13,369)	--	3,755	--	--	(3,755)	--
Deferred revenue	--	--	5,630	--	5,630	--	--	2,149	--	2,149
Current portion of long-term debt	--	--	--	--	--	--	4,000	--	--	4,000

Total current liabilities	13,369	62,373	159,606	(187,068)	48,280	3,755	39,722	183,344	(180,581)	46,240

Long-term debt, net of current portion	--	81,250	--	--	81,250	--	96,250	--	--	96,250
Other liabilities	--	--	11,277	--	11,277	--	--	10,242	--	10,242
Stockholder's equity (deficit):	159,453	(28,958)	90,876	(61,918)	159,453	169,290	(19,200)	112,682	(93,482)	169,290

Total liabilities and stockholders' equity	$172,822	$114,665	$261,759	$(248,986)	$300,260	$173,045	$116,772	$306,268	$(274,063)	$322,022

	Three Months Ended June 30, 2003 (unaudited)					Three Months Ended June 30, 2004 (unaudited)
Statement of Operations	Parent Company	DigitalNet, Inc	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)					(dollars in thousands)

Revenues	$--	$--	$82,410	$--	$82,410	$--	$--	$97,572	$--	$97,572
Costs of Revenues	--	--	64,936	--	64,936	--	--	74,899	--	74,899

Gross Profit	--	--	17,474	--	17,474	--	--	22,673	--	22,673

Operating expenses
Selling, general, and administrative	--	639	8,277	--	8,916	57	1,109	8,985	--	10,151
Acquisition and related expenses	--	--	--	--	--	--	--	--	--	--
Amortization of Intangibles	--	--	2,649	--	2,649	--	--	2,282	--	2,282

Total operating expenses	--	639	10,926	--	11,565	57	1,109	11,267	--	12,433

Income (loss) from operations	--	(639)	6,548	--	5,909	(57)	(1,109)	11,406	--	10,240
Other income (expense):
Interest income	4	9	20	--	33	--	48	15	--	63
Interest expense	--	(4,037)	--	--	(4,037)	--	(2,295)	--	--	(2,295)
Other income	--	--	(39)	--	(39)	--	--	(3)	--	(3)
Equity income from consolidated subsidiaries	1,097	6,529	--	(7,626)	--	4,986	11,418	--	(16,404)	--

Total other income (expense)	1,101	2,501	(19)	(7,626)	(4,043)	4,986	9,171	12	(16,404)	(2,235)

Income (loss) before provision for income taxes	1,101	1,862	6,529	(7,626)	1,866	4,929	8,062	11,418	(16,404)	8,005
Provision for income taxes	--	765	--	--	765	--	3,076	--	--	3,076

Net income (loss)	$1,101	$1,097	$6,529	$(7,626)	$1,101	$4,929	$4,986	$11,418	$(16,404)	$4,929

	Six Months Ended June 30, 2003 (unaudited)					Six Months Ended June 30, 2004 (unaudited)
Statement of Operations	Parent Company	DigitalNet, Inc	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)					(dollars in thousands)

Revenues	$--	$--	$160,312	$--	$160,312	$--	$--	$178,296	$--	$178,296
Costs of Revenues	--	--	126,820	--	126,820	--	--	136,842	--	136,842

Gross Profit	--	--	33,492	--	33,492	--	--	41,454	--	41,454

Operating expenses
Selling, general, and administrative	--	1,828	15,543	--	17,371	59	2,271	15,525	--	17,855
Acquisition and related expenses	--	--	--	--	--	--	(366)	--	--	(366)
Amortization of Intangibles	--	--	5,298	--	5,298	--	--	4,163	--	4,163

Total operating expenses	--	1,828	20,841	--	22,669	59	1,905	19,688	--	21,652

Income (loss) from operations	--	(1,828)	12,651	--	10,823	(59)	(1,905)	21,766	--	19,802
Other income (expense):
Interest income	9	10	61	--	80	--	148	28	--	176
Interest expense	--	(8,141)	--	--	(8,141)	--	(4,385)	--	--	(4,385)
Other income	--	--	(33)	--	(33)	--	--	12	--	12
Equity income from consolidated subsidiaries	1,446	12,679	--	(14,125)	--	9,614	21,806	--	(31,420)	--

Total other income (expense)	1,455	4,548	28	(14,125)	(8,094)	9,614	17,569	40	(31,420)	(4,197)

Income (loss) before provision for income taxes	1,455	2,720	12,679	(14,125)	2,729	9,555	15,664	21,806	(31,420)	15,605
Provision for income taxes	--	1,274	--	--	1,274	--	6,050	--	--	6,050

Net income (loss)	$1,455	$1,446	$12,679	$(14,125)	$1,455	$9,555	$9,614	$21,806	$(31,420)	$9,555

	Six Months Ended June 30, 2003 (unaudited)					Six Months Ended June 30, 2004 (unaudited)
Cash Flow	Parent Company	DigitalNet, Inc	Guarantor Subsidiary	Eliminations	Consolidated	Parent Company	DigitalNet, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)					(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$1,455	$1,446	$12,679	$(14,125)	$1,455	$9,555	$9,614	$21,806	$(31,420)	9,555
Adjustment to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation	--	4	3,960	--	3,964	--	2	2,435	--	2,437
Gain on sale of equipment	--	--	41	--	41	--	--	(12)	--	(12)
Amortization of intangible assets	--	--	5,298	--	5,298	--	--	4,163	--	4,163
Amortization of deferred financing costs	--	2,021	--	--	2,021	--	375	--	--	375
Amortization of discount on debt	--	360	--	--	360	--	--	--	--	--
Amortization of deferred compensation	--	485	--	--	485	--	--	144	--	144
Deferred income taxes	--	1,274	--	--	1,274	--	6,050	--	--	6,050
Equity (income) loss from consolidated subsidiaries	(1,446)	(12,679)	--	14,125	--	(9,614)	(21,806)	--	31,420	--
Changes in operating assests and liabilities, net of effect of acquisitons:
Accounts receivable	--	--	5,187	--	5,187	--	--	3,622	--	3,622
Inventory	--	--	(6,043)	--	(6,043)	--	--	2,183	--	2,183
Prepaid expenses and other assets	--	(1,800)	(1,260)	--	(3,060)	--	5,816	(4,151)	--	1,665
Accounts payable, accrued expenses and other liablities	--	437	(6,596)	--	(6,159)	--	(1,379)	(9,017)	--	(10,396)
Deferred revenues	--	--	7,909	--	7,909	--	--	(3,481)	--	(3,481)

Net cash provided by (used in) operations	9	(8,452)	21,175	--	12,732	(59)	(1,328)	17,692	--	16,305

Cash flows from investing activities:
Purchases of property and equipment	--	--	(3,554)	--	(3,554)	--	--	(2,047)	--	(2,047)
Proceeds from sale of equipment	--	--	10	--	10	--	--	1,813	--	1,813
Acquisitions, net of cash acquired	--	--	(9,477)	--	(9,477)	--	--	(50,105)	--	(50,105)
Net cash collected on behalf of and due to our predecessor's parent	--	--	4,800	--	4,800	--	--	--	--	--

Net cash used in investing activites	--	--	(8,221)	--	(8,221)	--	--	(50,339)	--	(50,339)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	--	(3,900)	--	--	(3,900)	--	19,000	--	--	19,000
Repayments under term loan facility	--	(1,250)	--	--	(1,250)	--	--	--	--	--
Proceeds from stock option exercises	--	--	--	--	--	138	--	--	--	138
Decrease (increase) in intercompany receivables, net	(128)	15,685	(15,557)	--	--	(79)	(33,066)	33,145	--	--
Payments on management notes receivable	119	--	--	--	119	--	--	--	--	--

Net cash provided by (used in) financing activities	(9)	10,535	(15,557)	--	(5,031)	59	(14,066)	33,145	--	19,138

Net increase in cash and cash equivalents	--	2,083	(2,603)	--	(520)	--	(15,394)	498	--	(14,896)
Cash and cash equivalents, beginning of period	--	490	3,404	--	3,894	--	23,542	93	--	23,635

Cash and cash equivalents, end of period	$--	$2,573	$801	$--	$3,374	$--	$8,148	$591	$--	$8,739

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

Overview

        We are a leading provider of strategic consulting services, managed network services, information security solutions, and application development and integration services to U.S. defense, intelligence, and civilian federal government agencies as measured by our revenues. Our comprehensive information technology services and solutions allow our federal government clients to outsource some or all of the activities relating to the design, implementation, integration, management, and security of their computer networks and systems. We are focused on increasing network reliability, reducing overall network costs, and simplifying timely migration of mission critical network computing environments to new technologies.

        On November 26, 2002, we purchased Getronics Government Solutions, L.L.C., for $225.2 million of total consideration, consisting of $191.7 million in cash and shares of our Class B Preferred Stock with an aggregate liquidation preference of $33.5 million. A portion of the cash purchase price, and associated transaction costs, were financed by a $63.6 million investment in our common stock and Class A Preferred Stock by GTCR, Ken S. Bajaj and Jack Pearlstein and their family entities, a $44.0 million subordinated bridge loan, and approximately $82.9 million of borrowings under a senior secured credit facility.

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

        On October 16, 2003, we completed the initial public offering of our common stock and issued 5,750,000 shares at $17.00 per share, which generated proceeds, net of offering costs, of approximately $89.1 million. The net proceeds of our initial public offering, together with proceeds of $848,000 from the repayment of certain management notes, were used to redeem $43.8 million in aggregate principal amount of the outstanding 9% senior notes due 2010 for approximately $47.7 million and $27.0 million was used to purchase all of our outstanding Class B Preferred Stock. At the completion of the IPO, the Class A Preferred Stock, including accrued dividends, converted into 3,807,132 shares of common stock.

        On April 1, 2004, we acquired all of the outstanding equity securities of User Technology Associates, Inc. (UTA) for $50.0 million in cash. We utilized cash on hand and approximately $29.0 million in borrowings under our 2003 Credit Facility to fund the purchase price. UTA provides information technology services and solutions to the federal government in areas such as managed network services, systems development, systems engineering and integration, advanced computing, and mission critical outsourcing. UTA’s financial results have been included in our financial results from the date of acquisition.

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

	Three months ended June 30,				Six months ended June 30,
	2003	2004	2003	2004	2003	2004	2003	2004
Revenues	$82,410	$97,572	100.0%	100.0%	$160,312	$178,296	100.0%	100.0%
Costs of revenues	64,936	74,899	78.8	76.8	126,820	136,842	79.1	76.7

Gross profit	17,474	22,673	21.2	23.2	33,492	41,454	20.9	23.3
Operating expenses:
Selling, general and administrative	8,916	10,151	10.8	10.4	17,371	17,855	10.8	10.0
Acquisition and related expenses	--	--	--	--	--	(366)	--	-0.2
Amortization of intangibles	2,649	2,282	3.2	2.3	5,298	4,163	3.3	2.3

Total operating expenses	11,565	12,433	14.0	12.7	22,669	21,652	14.1	12.1

Income from operations	5,909	10,240	7.2	10.5	10,823	19,802	6.8	11.1
Other income (expense):
Interest income	33	63	--	0.1	80	176	--	0.1
Interest expense	(4,037)	(2,295)	(4.9)	(2.4)	(8,141)	(4,385)	-5.1	-2.5
Other income, net	(39)	(3)	--	--	(33)	12	--	--

Total other income (expense)	(4,043)	(2,235)	(4.9)	(2.3)	(8,094)	(4,197)	-5.0	-2.4

Income before provision for income taxes	1,866	8,005	2.3	8.2	2,729	15,605	1.7	8.8
Provision for income taxes	765	3,076	0.9	3.2	1,274	6,050	0.8	3.4

Net income	$1,101	$4,929	1.3%	5.1%	$1,455	$9,555	0.9%	5.4%

        Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        Revenues. Revenues for the three months ended June 30, 2004 were approximately $97.6 million, compared to revenues of approximately $82.4 million for the three months ended June 30, 2003, representing an increase of approximately $15.2 million, or 18.4%. We estimate the increase was due to an increase of approximately $16.7 million related to work performed under our managed network services revenues, an increase of approximately $8.5 million related to work performed under our strategic consulting engagements and an increase of approximately $1.1 million related to work performed under our application development engagements; partially offset by a decrease of approximately $0.1 million in work related to information security services and by a decrease in revenue from the NASA CSOC contract of approximately $11.0 million.

        Costs of Revenues. Costs of revenues for the three months ended June 30, 2004 were approximately $74.9 million, or 76.8% of revenues, compared to costs of revenues of approximately $64.9 million, or 78.8% of revenues, for the three months ended June 30, 2003. We estimate the increase in costs was due to an increase of approximately $13.7 million related to work performed under our managed network services contracts, an increase of approximately $6.3 million related to work performed under our strategic consulting engagements and an increase of approximately $1.3 million related to work performed under our application development engagements; partially offset by a decrease in costs from the NASA CSOC contract of approximately $11.4 million. The gross profit percentage increased due primarily to the gross profit realized from the extension of the NASA CSOC contract. The NASA CSOC contract under which performance was scheduled to terminate on December 31, 2003, was extended on a time-and-materials basis through March 31, 2004. The original contract was a fixed price contract that had no gross profit for the three months ended June 30, 2003.

        Selling, General, and Administrative Expenses. For the three months ended June 30, 2004, selling, general, and administrative expenses were approximately $10.2 million, or 10.4% of revenues, compared to approximately $8.9 million, or 10.8% of revenues, for the three months ended June 30, 2003. This increase was primarily related to our acquisition of UTA.

        Amortization of Intangibles. For the three months ended June 30, 2004, amortization expense was approximately $2.3 million compared to approximately $2.6 million for the three months ended June 30, 2003. The amortization expense for the three months ended June 30, 2004 was related to the amortization of intangibles resulting from the acquisitions of our predecessor and UTA and the amortization expense for the three months ended June 30, 2003 was solely related to the amortization of intangibles resulting from the acquisition of our predecessor. The decrease in amortization expense is due to our use of an accelerated method of amortization for certain of the intangible assets, partially offset by the increase in amortization from the UTA acquisition.

        Operating Income. For the three months ended June 30, 2004, operating income was $10.2 million, compared to $5.9 million for the three months ended June 30, 2003. The increase in operating income was primarily due to additional gross profit realized from the increases in our managed network services revenues, NASA CSOC gross profit, and the reduction in our amortization expense.

        Other Income and Expense. For the three months ended June 30, 2004, interest income was approximately $63,000, compared to approximately $33,000 for the three months ended June 30, 2003. This increase was attributable to higher invested cash balances during the period. Interest expense for the three months ended June 30, 2004 was $2.3 million compared to approximately $4.0 million for the three months ended June 30, 2003. The reduction in interest expense is primarily due to the lower outstanding debt balances during the 2004 period.

        Provision for Income Taxes. For the three months ended June 30, 2004, our income tax expense was approximately $3.1 million, compared to an income tax expense of approximately $0.8 million for the three months ended June 30, 2003. The effective income tax rate was 38% and 41% for the three months ended June 30, 2004 and 2003, respectively. The higher effective income tax rate for the three months ended June 30, 2003 was due to nondeductible stock-based compensation expense we recorded in the three months ended June 30, 2003.

        Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

        Revenues. Revenues for the six months ended June 30, 2004 were approximately $178.3 million, compared to revenues of approximately $160.3 million for the six months ended June 30, 2003, representing an increase of approximately $18.0 million, or 11.2%. We estimate the increase was due to an increase of approximately $26.5 million related to work performed under our managed network services revenues, an increase of approximately $10.6 million related to work performed under our strategic consulting engagements and an increase of approximately $3.4 million related to work performed under our application development engagements; partially offset by a decrease of approximately $4.3 million in work related to information security services and by a decrease in revenue from the NASA CSOC contract of approximately $18.2 million.

        Costs of Revenues. Costs of revenues for the six months ended June 30, 2004 were approximately $136.8 million, or 76.7% of revenues, compared to costs of revenues of approximately $126.8 million, or 79.1% of revenues, for the six months ended June 30, 2003. We estimate the increase in costs was due to an increase of approximately $23.6 million related to work performed under our managed network services contracts, an increase of approximately $7.8 million related to work performed under our strategic consulting engagements and an increase of approximately $1.9 million related to work performed under our application development engagements, partially offset by a decrease of approximately $3.6 million related in work related to information security services and by a decrease in costs from the NASA CSOC contract of approximately $19.7 million. The gross profit percentage increased due primarily to the gross profit realized from the extension of the NASA CSOC contract. The NASA CSOC contract under which performance was scheduled to terminate on December 31, 2003, was extended on a time-and-materials basis through March 31, 2004. The original contract was a fixed price contract that had no gross profit for the six months ended June 30, 2003.

        Selling, General, and Administrative Expenses. For the six months ended June 30, 2004, selling, general, and administrative expenses were approximately $17.9 million, or 10.0% of revenues, compared to approximately $17.4 million, or 10.8% of revenues, for the six months ended June 30, 2003. This increase was primarily related to our acquisition of UTA, partially offset by a decrease in stock-based compensation expense.

        Acquisition and Related Expenses. During the six months ended June 30, 2004, the liability for the abandoned facility related to the consolidation of our facilities in 2002 was reduced by approximately $366,000. The tenant’s right to terminate the lease expired in 2004 resulting in a benefit included in acquisition and related expenses in the statement of operations for the six months ended June 30, 2004. For the six months ended June 30, 2003, we did not incur any acquisition, and related expenses.

        Amortization of Intangibles. For the six months ended June 30, 2004, amortization expense was approximately $4.2 million compared to approximately $5.3 million for the six months ended June 30, 2003. The amortization expense for the six months ended June 30, 2004 was related to the amortization of intangibles resulting from the acquisitions of our predecessor and UTA and the amortization expense for the six months ended June 30, 2003 was solely related to the amortization of intangibles resulting from the acquisition of our predecessor. The decrease in amortization expense is due to our use of an accelerated method of amortization for certain of the intangible assets, partially offset by the increase in amortization from the UTA acquisition.

        .Operating Income. For the six months ended June 30, 2004, operating income was $19.8 million, compared to $10.8 million for the six months ended June 30, 2003. The increase in operating income was primarily due to additional gross profit realized from the increases in our managed network services revenues, the NASA CSOC gross profit, the reduction in our amortization expense and the benefit recorded related to the reduction in the liability for the abandoned facilities.

        Other Income and Expense. For the six months ended June 30, 2004, interest income was approximately $176,000, compared to approximately $80,000 for the six months ended June 30, 2003. This increase was attributable to higher invested cash balances during the period. Interest expense for the six months ended June 30, 2004 was approximately $4.4 million compared to approximately $8.1 million for the six months ended June 30, 2003. The reduction in interest expense is primarily due to the lower outstanding debt balances during 2004 period.

        Provision for Income Taxes. For the six months ended June 30, 2004, our income tax expense was approximately $6.1 million, compared to an income tax expense of approximately $1.3 million for the six months ended June 30, 2003. The effective income tax rate was 39% and 47% for the six months ended June 30, 2004 and 2003, respectively. The higher effective income tax rate for the six months ended June 30, 2003 was due to nondeductible stock-based compensation expense we recorded in the six months ended June 30, 2003.

        Liquidity and Capital Resources

        Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures, to service our debt and to fund potential acquisitions. In July 2003, the proceeds from the sale of $125.0 million of our subsidiary’s 9% senior notes due 2010 were used to repay outstanding indebtedness. The proceeds of our initial public offering in October 2003, along with proceeds of approximately $848,000 from the repayment of certain management notes, were used to redeem a portion of the outstanding 9% senior notes due 2010 and to purchase all of our outstanding Class B Preferred Stock. After the redemption of a portion of the 9% senior notes due 2010 and the purchase of our Class B Preferred Stock, approximately $14.3 million of the proceeds of our initial public offering were available for general corporate purposes. On April 1, 2004, we acquired User Technology Associates, Inc. for $50.0 million. We used cash on hand, including the remaining proceeds from our initial public offering, and borrowed $29.0 million under our revolving credit facility to fund the purchase price. During the three months ended June 30, 2004, we repaid $10.0 million of the amount borrowed under our revolving credit facility. We repaid $4.0 million under our revolving credit facility in July 2004. Based upon our current level of operations, we expect that our cash flow from operations, together with cash on hand and amounts we are able to borrow under our credit facility, will be adequate to meet our anticipated needs for the foreseeable future. In addition, we expect that our cash flow from operations will be adequate to meet all contractual obligations under the 9% senior notes due 2010, our credit facility, our operating leases and our other contractual cash obligations.

        Cash provided by operations was approximately $16.3 million for the six months ended June 30, 2004 and approximately $12.7 million for the six months ended June 30, 2003. Cash provided by operations for the six months ended June 30, 2004 was comprised of our net income of approximately $9.6 million, depreciation, amortization, and other non-cash expense items of approximately $13.2 million, partially offset by an increase in net operating assets and liabilities of approximately $6.4 million. The increase in net operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other liabilities of approximately $10.4 million due primarily from the payment of employee bonuses, interest, lease and severance costs and the decrease in deferred revenue of approximately $3.5 million; partially offset by a decrease in accounts receivable of approximately $3.6 million, a decrease in inventory of approximately $2.2 million, a decrease in prepaid expenses and other assets of approximately $1.7 million primarily due to the return of approximately $2.0 million of a deposit required under a performance bond on our Metropolitan Washington Airport Authority contract. Cash provided by operations for the six months ended June 30, 2003 was attributable to net income of approximately $1.5 million, depreciation, amortization, and other non-cash expense items of approximately $13.4 million and an increase in net operating assets and liabilities of approximately $2.2 million. The increase in net operating assets and liabilities was primarily due to an increase in inventory of approximately $6.0 million related to an increase in customer delivery orders, an increase in prepaid expenses and other assets of approximately $3.1 million related primarily to professional fees related to planned financing transactions, a decrease in accounts payable and accrued expenses of approximately $6.2 million related to the payment of employee bonuses and interest and usage of the NASA CSOC loss reserve; offset by a decrease in accounts receivable of approximately $5.2 million due to the favorable timing of collections, and an increase in deferred revenues of approximately $7.9 million due to prepayments from customers.

        Cash used in investing activities was approximately $50.3 million for the six months ended June 30, 2004 and approximately $8.2 million for the six months ended June 30, 2003. Cash used in investing activities for the six months ended June 30, 2004 consisted primarily of expenditures incurred in connection with the acquisition of UTA and purchases of property and equipment. Cash used in investing activities for the six months ended June 30, 2003 consisted primarily of expenditures incurred in connection with the acquisition of our predecessor and purchases of property and equipment, offset by the accounts receivable collected on behalf of our predecessor’s parent.

        Cash provided by financing activities was approximately $19.1 million for the six months ended June 30, 2004 and was related primarily to our net borrowings under our revolving credit facility for our acquisition of UTA. Cash used in financing activities for the six months ended June 30, 2003 was approximately $5.0 million and was related primarily to repayments of debt under our revolving credit facility and term loan facility.

        Our net working capital was approximately $42.4 million as of June 30, 2004 compared to a net working capital of approximately $58.4 million as of December 31, 2003. The decrease in our net working capital as of June 30, 2004 was due primarily to the acquisition of UTA.

2003 Credit Facility

        In July 2003 and in connection with the completion of the offering of our 9% senior notes due 2010, we entered into a credit agreement that provides for a $50.0 million revolving credit facility available for working capital and general corporate purposes, including capital expenditures and acquisitions. The borrowing capacity under this credit facility also provides for the issuance of up to $5.0 million in letters of credit. The available borrowings under this credit facility are based upon a percentage of our eligible billed and unbilled accounts receivable, as defined in the credit agreement. At June 30, 2004, we had $1.0 million in outstanding letters of credit issued under this credit facility related to our leased facility in Herndon, Virginia. At June 30, 2004, we had available, but unused borrowing capacity of $30.0 million under this credit facility. In April 2004, we borrowed $29.0 million in connection with the User Technology Associates, Inc. acquisition. The outstanding borrowings as of June 30, 2004 were $19.0 million. We repaid $4.0 million under our revolving credit facility in July 2004, which resulted in us classifying $4.0 million as a current liability in the accompanying balance sheet as of June 30, 2004. Obligations under the credit facility are secured by substantially all of our assets. The credit facility contains certain restrictive covenants including, among others, requirements related to operating results and leverage, as well as restrictions related to liens, investments, additional indebtedness, disposition of assets, dividends, distributions, issuances of equity securities, transactions with affiliates, capital expenditures, and certain other changes in our business. The financial covenants include the requirements to maintain a minimum consolidated fixed charge coverage ratio, a minimum net worth, and be below a maximum consolidated total leverage ratio. As of June 30, 2004, we were in compliance with these covenants.

Senior Notes

        In July 2003, DigitalNet, Inc., our wholly owned subsidiary, issued $125.0 million in aggregate principal amount of 9% senior notes due July 15, 2010. The notes are unsecured obligations of DigitalNet, Inc. The notes are guaranteed on a full, unconditional, joint and several basis by DigitalNet Holdings, Inc. and all of DigitalNet, Inc.‘s domestic subsidiaries. A portion of the net proceeds of our initial public offering were used to redeem $43.8 million in aggregate principal amount of our outstanding notes for approximately $47.7 million, or 109% of the aggregate principal amount of the notes redeemed. We are required to make semi-annual interest payments in arrears on January 15 and July 15 of each year the notes are outstanding, commencing on January 15, 2004. As of June 30, 2004, we had approximately $81.3 million in notes outstanding.

Related Party Transactions

        The Company had previously entered into a management services agreement with GTCR that terminated upon the consummation of our initial public offering. During the six months ended June 30, 2004, the Company paid approximately $583,000 that had been accrued through the date of our initial public offering related to this agreement.

From March 2003 through December 2003, the Company issued four purchase orders totaling approximately $694,000, on a subcontract basis, to a company owned by the son of the Company’s Chairman and Chief Executive Officer. As of June 30, 2004, the Company has paid approximately $472,000 to the company pursuant to these purchase orders. Through these purchase orders, the company acted as a subcontractor to the Company under two civilian agency contracts, providing professional systems engineering and economic analysis services. These purchase orders were issued in the ordinary course of business and, based on the Company’s historic practices with respect to retaining subcontractors to provide services of a similar nature, management believes these services were provided on terms no less favorable than the Company would anticipate receiving from unrelated parties. In addition, in June 2004, the Company accepted a purchase order of approximately $12,000 to provide strategic consulting services to a government agency as a subcontractor to this company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        Our principal exposure to market risk relates to changes in interest rates. The $81.3 million of indebtedness under our 9% senior notes due 2010 is at a fixed interest rate and only indebtedness under our credit facility will be subject to changes in interest rates. Concurrent with the completion of the offering of our 9% senior notes due 2010, we entered into our current credit facility, which provides us with up to $50.0 million in borrowings. Interest under our current credit facility is based on the British Bankers Association Interest Settlement Rate for deposits in dollars, or based on the higher of Bank of America, N.A.‘s prime rate or the federal funds rate. As of June 30, 2004, we had approximately $19.0 million of borrowings outstanding under our credit facility, with an interest rate of approximately 4.0%. We repaid $4.0 million under our revolving credit facility in July 2004. Each 1% increase in these rates could add an additional $0.2 million to our interest expense, based on an outstanding borrowings under our credit facility of $15.0 million.

Item 4. Controls and Procedures

        (a)       Evaluation of disclosure controls and procedures. Our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer) have evaluated our disclosure controls and procedures and have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these controls and procedures are designed to ensure that information we are required to disclose in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (15 USC § 78a et seq.) is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The principal executive officer and the principal financial officer have also concluded, based upon their evaluation, that there are no significant deficiencies or material weaknesses in these disclosure controls and procedures.

        (b)       Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

        On April 1, 2004, we used all of the approximately $14.3 million of remaining proceeds from the October 9, 2003 initial public offering of our common stock to partially fund the $50 million purchase price of our acquisition of all of the outstanding common stock of User Technology Associates, Inc.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matter to Vote of Security Holders

        Our annual meeting of stockholders was held on June 3, 2004. The only matter presented for a vote at the meeting was the election of eight directors to hold office until the 2005 annual meeting of stockholders and until their successors are duly elected and qualified. Set forth below are the names of each nominee elected, the number of votes cast for each nominee and the number of votes withheld for each nominee. There were no broker non-votes.

Name	Votes For	Votes Withheld
Ken S. Bajaj	14,401,766	342,069
Craig A. Bondy	14,700,317	43,518
Philip A. Canfield	14,425,699	318,136
Alan G. Merten	14,426,256	317,579
Edward C. Meyer	14,426,256	317,579
Richard N. Perle	14,725,107	18,728
Bruce V. Rauner	14,700,817	43,018
Stuart J. Yarbrough	14,426,256	317,579

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Supplemental Indenture, dated as of April 1, 2004, among User Technology Associates, Inc., DigitalNet, Inc. and Wells Fargo Bank Minnesota, NA, as Trustee.

10.2	Subsidiary Guaranty Agreement, dated as of November 26, 2002, by DigitalNet Government Solutions, LLC and Federal Systems Integration Corporation in favor of Bank of America, NA, as Administrative Agent.

10.3	Subsidiary Guaranty Agreement Supplement, dated as of April 19, 2004, by User Technology Associates, Inc. in favor of Bank of America, NA, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K

        On April 1, 2004, we filed a report on Form 8-K regarding the press release we issued regarding the acquisition of all the outstanding equity securities of User Technology Associates, Inc.

        On April 21, 2004, we filed a report on Form 8-K regarding the press release we issued announcing our operating results for the three months ended March 31, 2004, as well as providing initial guidance for the second quarter 2004 and updating guidance for the full year 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 4, 2004	DIGITALNET HOLDINGS, INC.
By: /s/ Ken S. Bajaj
Ken S. Bajaj
Chairman, Chief Executive Officer and President
Director
(Principal Executive Officer)
By: /s/ Jack Pearlstein
Jack Pearlstein
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

10.1	Supplemental Indenture, dated as of April 1, 2004, among User Technology Associates, Inc., DigitalNet, Inc. and Wells Fargo Bank Minnesota, NA, as Trustee.

10.2	Subsidiary Guaranty Agreement, dated as of November 26, 2002, by DigitalNet Government Solutions, LLC and Federal Systems Integration Corporation in favor of Bank of America, NA, as Administrative Agent.

10.3	Subsidiary Guaranty Agreement Supplement, dated as of April 19, 2004, by User Technology Associates, Inc. in favor of Bank of America, NA, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.